Form 10-Q
period 2026-09-30
Kardigan, Inc.
filed 2026-11-12
CIK 2123613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2026, the registrant had 93,597,398 shares of common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), of Kardigan, Inc. (the “Company”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the initiation, timing, progress and results of our research and development programs, nonclinical studies and clinical trials;
•
the anticipated timing of release of topline data from the ongoing Phase 2b trial of Danicamtiv KINSHIP-DCM, the ongoing Phase 2b clinical trial of KATALYST-AV, the ongoing KARDINAL-ASH Phase 2 clinical trial, the ongoing Phase 3 clinical trial of Danicamtiv, and the Phase 3 clinical trials of Ataciguat and Tonlamarsen, if or when initiated;
•
the ability of clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results, and the ability of our nonclinical studies to predict later clinical trial results;
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
•
We are dependent on third parties having accurately generated, collected, interpreted and reported data from certain nonclinical studies and clinical trials that were previously conducted for our product candidates.
•
Our use of the Prolaio platform to enhance clinical trial design and execution is a novel approach that may not result in anticipated efficiencies or regulatory acceptance, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development.
•
If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kardigan, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$78,889	$108,989
Short-term investments	392,876	226,496
Prepaid expenses and other current assets	12,697	9,868
Total current assets	484,462	345,353
Long-term investments	119,610	—
Restricted cash	541	540
Property and equipment, net	7,304	6,493
Operating lease right-of-use assets, net	10,649	11,741
Intangible assets, net	26,607	23,225
Other non-current assets	78	3,590
Total assets	$649,251	$390,942
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,295	$7,990
Accrued expenses and other current liabilities	23,973	23,903
Operating lease liabilities, current	3,718	3,143
Contingent milestone liabilities, current	8,632	2,500
Total current liabilities	45,618	37,536
Operating lease liabilities, net of current portion	8,984	10,689
Contingent milestone liabilities, net of current portion	20,950	5,243
Other non-current liabilities	1,181	1,659
Total liabilities	76,733	55,127
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value of $0.00001 per share; zero shares and 29,519,423 shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero shares and 29,519,423 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of zero and $597,168 as of September 30, 2026 and December 31, 2025, respectively	—	586,150
Stockholders’ equity (deficit):
Preferred stock, par value of $0.00001 per share; 10,000,000 shares and zero shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero shares and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value of $0.00001 per share; 700,000,000 shares and 53,365,000 shares authorized as of September 30, 2026, and December 31, 2025, respectively; 93,552,471 shares and 16,351,102 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	1	—
Additional paid-in capital	1,086,587	30,691
Accumulated other comprehensive income (loss)	(2,106)	63
Accumulated deficit	(511,964)	(281,089)
Total stockholders' equity (deficit)	572,518	(250,335)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$649,251	$390,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kardigan, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$64,359	$49,139	$165,791	$103,752
General and administrative	22,245	9,935	54,755	38,525
Change in fair value of contingent milestone liabilities	(21,789)	—	21,740	—
Total operating expenses	64,815	59,074	242,286	142,277
Loss from operations	(64,815)	(59,074)	(242,286)	(142,277)
Other income (expense):
Interest income	6,236	1,471	11,794	3,371
Change in fair value of preferred stock tranche obligations	—	5,012	—	1,100
Bargain purchase gain	—	—	—	5,232
Warrant issuance expense	—	(7,358)	—	(7,358)
Other income (expense), net	11	(207)	(383)	145
Loss before income taxes	(58,568)	(60,156)	(230,875)	(139,787)
Income tax benefit	—	—	—	4,167
Net loss	$(58,568)	$(60,156)	$(230,875)	$(135,620)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(4.43)	$(5.22)	$(10.80)
Weighted-average common shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	92,072,013	13,574,615	44,219,136	12,559,797
Other comprehensive loss:
Unrealized loss on investments	(1,871)	(53)	(2,169)	(53)
Total comprehensive loss	$(60,439)	$(60,209)	$(233,044)	$(135,673)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kardigan, Inc.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	29,519,423	$586,150	16,351,102	$—	$30,691	$63	$(281,089)	$(250,335)
Issuance of Series B Preferred Stock	468,053	11,397	—	—	—	—	—	—
Issuance of common stock as consideration for acquired in-process research and development	—	—	44,729	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	179,266	—	427	—	—	427
Vesting of early-exercised stock options	—	—	—	—	148	—	—	148
Stock-based compensation expense	—	—	—	—	5,358	—	—	5,358
Unrealized loss on investments, net of tax	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	—	—	(56,071)	(56,071)
Balance as of March 31, 2026	29,987,476	$597,547	16,575,097	$—	$36,624	$(90)	$(337,160)	$(300,626)
Conversion of redeemable convertible preferred stock to common stock upon IPO	(29,987,476)	(597,547)	47,764,024	1	597,546	—	—	597,547
Issuance of common stock from initial public offering, net of issuance costs of $5.4 million	—	—	28,750,000	—	422,422	—	—	422,422
Issuance of common stock upon exercise of stock options	—	—	363,215	—	806	—	—	806
Vesting of early-exercised stock options	—	—	—	—	149	—	—	149
Issuance of common stock upon vesting of restricted stock units, net	—	—	15,604	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	—	—	—	—	(90)	—	—	(90)
Stock-based compensation expense	—	—	—	—	11,695	—	—	11,695
Unrealized loss on investments, net of tax	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	(116,236)	(116,236)
Balance as of June 30, 2026	—	$—	93,467,940	$1	$1,069,152	$(235)	$(453,396)	$615,522
Issuance of common stock upon exercise of stock options	—	—	80,994	—	202	—	—	202
Vesting of early-exercised stock options	—	—	—	—	180	—	—	180
Issuance of common stock upon vesting of restricted stock units, net	—	—	3,537	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	—	—	—	—	(23)	—	—	(23)
Initial public offering costs adjustment	—	—	—	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	16,978	—	—	16,978
Unrealized loss on investments, net of tax	—	—	—	—	—	(1,871)	—	(1,871)
Net loss	—	—	—	—	—	—	(58,568)	(58,568)
Balance as of September 30, 2026	—	$—	93,552,471	$1	$1,086,587	$(2,106)	$(511,964)	$572,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kardigan, Inc.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	6,959,334	$120,022	16,103,207	$—	$5,954	$—	$(89,148)	$(83,194)
Issuance of Series A Preferred Stock upon settlement of tranche obligations	5,148,587	98,339	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,938	—	—	2,938
Net loss	—	—	—	—	—	—	(18,019)	(18,019)
Balance as of March 31, 2025	12,107,921	$218,361	16,103,207	$—	$8,892	$—	$(107,167)	$(98,275)
Issuance of common stock upon exercise of stock options	—	—	66,305	—	120	—	—	120
Stock-based compensation expense	—	—	—	—	4,291	—	—	4,291
Net loss	—	—	—	—	—	—	(57,445)	(57,445)
Balance as of June 30, 2025	12,107,921	$218,361	16,169,512	$—	$13,303	$—	$(164,612)	$(151,309)
Issuance of Series A Preferred Stock upon settlement of tranche obligations	5,148,587	106,183	—	—	—	—	—	—
Issuance of Series B and Series B-1 Preferred Stock, net of issuance costs of $0.3 million	6,693,164	142,639	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series B Preferred Stock issuance	—	—	—	—	7,358	—	—	7,358
Issuance of common stock upon exercise of stock options	—	—	133,892	—	139	—	—	139
Vesting of early-exercised stock options	—	—	—	—	722	—	—	722
Stock-based compensation expense	—	—	—	—	3,965	—	—	3,965
Unrealized loss on investments, net of tax	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(60,156)	(60,156)
Balance as of September 30, 2025	23,949,672	$467,183	16,303,404	$—	$25,487	$(53)	$(224,768)	$(199,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kardigan, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(230,875)	$(135,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,031	11,194
Integration bonus expense	—	14,360
Depreciation and amortization expense	4,876	2,757
Amortization of premiums and accretion of discounts on investments	(3,487)	(96)
Change in fair value of preferred stock tranche obligations	—	(1,100)
Change in fair value of contingent milestone liabilities	21,740	—
Warrant issuance expense	—	7,358
Acquired intellectual property rights	1,400	3,000
Bargain purchase gain	—	(5,232)
Deferred income tax benefit	—	(4,167)
Amortization of right-of-use assets	1,653	1,095
Other non-cash charges	(2,570)	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	970	(3,949)
Other non-current assets	3,511	(1,118)
Accounts payable	1,405	(101)
Accrued expenses and other current liabilities	1,855	11,803
Operating lease liabilities	(1,689)	424
Net cash used in operating activities	(167,180)	(99,347)
Cash flows from investing activities
Proceeds from maturities of investments	276,976	—
Purchases of investments	(565,447)	(114,069)
Purchases of property and equipment	(2,606)	(3,922)
Purchases of intangible assets	—	(65)
Capitalized software development costs	(4,117)	—
Acquired in-process research and development and milestones	(1,565)	(1,500)
Acquisition of Prolaio, net of cash acquired	—	(3,961)
Net cash used in investing activities	(296,759)	(123,517)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance cost	9,997	342,640
Proceeds from issuance of common stock upon IPO, net of underwriting discounts and commissions	427,800	—
Payments of offering costs	(5,279)	—
Tax withholding payments related to net share settlement of equity awards	(113)	—
Proceeds from exercise of stock options	1,435	454
Net cash provided by financing activities	433,840	343,094
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,099)	120,230
Cash, cash equivalents and restricted cash at beginning of period	109,529	49,815
Cash, cash equivalents and restricted cash at end of period	$79,430	$170,045
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	78,889	169,505
Restricted cash	541	540
Total cash, cash equivalents and restricted cash	$79,430	$170,045

Supplemental disclosure of non-cash financing and investing activities
Right-of-use asset obtained in exchange for lease obligation	$560	$4,185
Purchases of property and equipment included in accounts payable and accrued expenses	29	473
Acquired in-process research and development and milestones payments in accounts payable and accrued expenses	—	1,500
Conversion of redeemable convertible preferred stock to common stock upon IPO	597,547	—
Issuance of preferred stock as consideration for acquired in-process research and development	1,400	—
Issuance of common stock warrants in connection with Series B preferred stock issuance	—	7,358
Settlement of preferred stock tranche obligations	—	4,521
Vesting of early-exercised stock options and restricted common stock	477	722

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

Initial Public Offering

On June 22, 2026, the Company completed its initial public offering (“IPO”) and issued 28,750,000 shares of common stock, including 3,750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share. In connection with the IPO, the Company received net proceeds of $422.5 million, after deducting $32.2 million in underwriting discounts and commissions, and $5.3 million in other offering costs. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 47,764,024 shares of common stock.

In connection with the closing of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of voting common stock, par value $0.00001 per share, 200,000,000 shares of non-voting common stock, par value $0.00001 per share and 10,000,000 shares of preferred stock, par value of $0.00001 per share.

Liquidity and capital resources

The Company has a limited operating history and has incurred significant net losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $512.0 million and expects to continue incurring substantial losses for the foreseeable future as it advances its research and development programs.

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

As discussed in the Company's audited financial statements for the year ended December 31, 2025, included in the Company's final prospectus dated June 17, 2026, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, the Company previously concluded that recurring losses, negative cash flows from operations, and limited liquidity raised substantial doubt about its ability to continue as a going concern. In June 2026, the Company completed its IPO and received net proceeds of approximately $422.5 million. Upon closing of the IPO and receipt of the associated net proceeds, the Company alleviated the substantial doubt that previously existed. As of September 30, 2026, the Company’s cash, cash equivalents and investments totaled $591.4 million, which the Company expects will be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Unaudited Interim Financial Information

These interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position as of September 30, 2026, and its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the full year ending December 31, 2026 or any other subsequent period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in our final prospectus dated June 17, 2026 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Operating segments

The Company operates and manages its business as a single operating and reportable segment, focused on the discovery and development of novel therapeutic products to treat cardiovascular disease. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), reviews condensed consolidated financial information based on loss before income taxes, for purposes of making operating decisions, allocating resources and assessing financial performance.

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

The Company is dependent on third-party contract manufacturing organizations (“CMOs”) to supply drug substance and drug product for all of the Company’s product candidates, for use in the nonclinical studies, clinical trials and related testing. The Company currently relies, and expects to continue to rely, on a limited number of qualified manufacturers for these activities. The progress and completion of the ongoing and planned nonclinical studies and clinical trials could be adversely affected by a significant interruption in the supply.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of investments in money market funds and other highly liquid debt securities.

Restricted cash represents amounts that are legally restricted as to withdrawal or use under the terms of certain contractual agreements. The Company’s restricted cash consists of cash deposited with a financial institution as collateral for a letter of credit required under the Company’s lease agreements. Restricted cash is presented separately on the condensed consolidated balance sheets.

Investments

The Company’s investments consist of marketable debt securities. Marketable debt securities with contractual maturities of less than 12 months at the balance sheet date are considered short-term investments. Marketable debt securities with contractual maturities of 12 months or greater at the balance sheet date are considered long-term investments. The

Company classifies all investments held as available-for-sale. Available-for-sale securities are recorded at fair value based upon market prices at period end, with the unrealized gains and losses reported in other comprehensive loss.

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

No deferred offering costs were capitalized as of December 31, 2025. In connection with the Company’s IPO, which closed on June 22, 2026, the Company incurred $5.3 million of offering costs, which were recorded as a reduction to additional paid-in capital within stockholders’ equity (deficit) in the accompanying condensed consolidated balance sheets as of September 30, 2026.

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

The ASC 820 hierarchy ranks the reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheets, and the resulting gain or loss is recognized in the condensed consolidated statements of operations and comprehensive loss in the period realized. Property and equipment held for sale are carried at the lower of carrying amount or fair value less costs to sell.

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

Business acquisitions, including goodwill, intangible assets and contingent consideration

The Company evaluates mergers, acquisitions of assets, and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition, by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further evaluates whether it has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business.

The Company accounts for transactions that meet the definition of a business as business combinations using the acquisition method of accounting. Under this method, the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed are recognized at their estimated fair values as of the acquisition date. Any excess of the consideration transferred over the estimated fair value of the net identifiable assets acquired is recorded as goodwill. Any excess of the fair value of the net assets acquired over the consideration transferred is recorded as a bargain purchase gain.

Intangible assets acquired in a business combination related to in-process research and development (“IPR&D”) are classified as indefinite-lived until the underlying research and development activities are completed or abandoned.

In circumstances where the Company is required to pay future consideration that is contingent upon the achievement of specified milestone events, the Company recognizes a liability equal to the estimated fair value of the contingent payments as of the acquisition date. The liability is remeasured at each reporting period, with fair value changes recorded in R&D expenses in the condensed consolidated statements of operations and comprehensive loss. Contingent consideration obligations of an acquiree that are assumed in a business combination are recognized at fair value as of the acquisition date and are subsequently increased when additional payments become probable and reasonably estimable.

Transaction costs associated with business combinations are expensed as they are incurred, and are recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Contingent milestone liabilities

On May 1, 2026, the Company entered into an amendment to the Agreement and Plan of Merger with Prolaio’s former stockholders, which resulted in the settlement of the original Prolaio contingent consideration and the recognition of new contingent milestone liabilities tied to the achievement of specified Company valuation thresholds. These contingent milestone liabilities are liability-classified, were initially recognized at fair value as of the amendment date, and are remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are presented within change in fair value of contingent milestone liabilities in the condensed consolidated statements of operations and comprehensive loss. Contingent milestone liabilities also include the PhysIQ contingent consideration assumed in the Prolaio acquisition. Refer to Note 3, “Fair Value Measurements,” and Note 5, “Acquisitions and Licensing Agreements.”

Asset acquisitions and acquired in-process research and development

The Company accounts for acquisitions of assets or a group of assets as asset acquisitions when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets or when the definition of a business is not met. In an asset acquisition, the cost to acquire the asset or group of assets, including certain transaction costs, is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recognized in asset acquisitions.

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

Upfront and milestone payments are presented as investing outflows within the condensed consolidated statements of cash flows, when they are made in connection with the acquisition of an asset, regardless of whether the acquired asset is expensed as IPR&D or capitalized.

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

The Company determined the obligations met the definition of a freestanding instrument and recognized an associated asset or liability at fair value upon the initial issuance of the preferred stock. The preferred stock tranche obligations were subject to remeasurement at each balance sheet date, with changes in fair value recognized in the change in fair value of preferred stock tranche obligations in the condensed consolidated statements of operations and comprehensive loss. Upon settlement of each tranche, the related preferred stock tranche obligations were derecognized and the shares of preferred stock issued in connection with the settlement were recorded at fair value. Both the Second and Third Tranches of the Series A Preferred Stock subsequently closed, and no preferred stock tranche obligations remained outstanding thereafter.

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

Stock-based compensation expense

The Company measures compensation expense for all stock-based awards based on the estimated fair value of the award on the grant date. For awards that vest solely based on continued service, stock-based compensation is recognized on a straight-line basis over the requisite service period. The Company recognizes expense related to awards that contain performance conditions only when it is considered probable that the performance condition will be achieved. For performance and market awards, stock-based compensation expense is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.

The fair value of service-based stock options and of purchase rights granted under the Company’s employee stock purchase plan (the "ESPP") is determined on the grant date using the Black-Scholes option pricing model, which incorporates assumptions including the fair value of the Company’s common stock, expected term, expected volatility, risk-free interest rate, and expected dividend yield. The fair value of restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Awards containing market-based conditions are valued using a Monte Carlo simulation model at the grant date, which uses inputs similar to those used in the Black-Scholes model and incorporates assumptions regarding the likelihood of satisfying market conditions. Compensation expense for awards with market conditions is recognized using the accelerated attribution method over the requisite service period, regardless of whether the market condition is ultimately satisfied.

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

Prior to the Company's IPO, in the absence of an active market for the Company’s common stock, the estimated fair value of the Company's common stock was determined by the board of directors as of the date of each applicable measurement date, with input from management, considering the Company's most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the applicable measurement date. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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
•
Probability-Weighted Expected Return Method (“PWERM”). The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company, as well as the economic and control rights of each share class.

•
Hybrid Method. The Hybrid Method is a hybrid between PWERM and OPM, where the equity value is estimated based on probability-weighted value across multiple scenarios where the OPM is used to estimate the allocation of value within one or more of those scenarios.

Based on the Company's early stage of development, the difficulty in predicting the range of specific outcomes (and their likelihood), and other relevant factors, the OPM allocation method was considered most appropriate for valuations through December 31, 2025. The OPM treats common stock and redeemable convertible preferred stock as call options on the equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under the OPM, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the redeemable convertible preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. Beginning with the February 12, 2026 valuation, the Company transitioned from an OPM approach to a hybrid valuation method, which it determined was most appropriate based on the Company's stage of development and increased visibility into potential liquidity outcomes. Under the hybrid method, the overall equity value is probability weighted across multiple potential future outcomes, including an initial public offering and a remain private scenario.

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

Net loss per share

Net loss per share attributable to common stockholders is calculated using the two-class method, as the Company’s preferred stock, prior to its conversion upon the IPO, represented participating securities entitled to participate in earnings on a non-cumulative basis when dividends were declared on common stock.

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

Recent accounting pronouncements not yet adopted

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

3. Fair value measurements

The following tables summarize the types of financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. As of September 30, 2026 and December 31, 2025, financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,948	$—	$—	$63,948
U.S. treasury bills	—	9,972	—	9,972
Short-term investments:
U.S. treasury bills	—	125,546	—	125,546
U.S. government bonds	—	31,929	—	31,929
Corporate bonds	—	235,401	—	235,401
Long-term investments:
U.S. government agency bonds	—	9,825	—	9,825
Corporate bonds	—	109,785	—	109,785
Total assets measured at fair value	$63,948	$522,458	$—	$586,406
Liabilities:
Contingent milestone liabilities	—	—	25,557	25,557
Total liabilities measured at fair value	$—	$—	$25,557	$25,557

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$99,195	$—	$—	$99,195
Corporate bonds	—	5,996	—	5,996
Short-term investments:
U.S. treasury bills	—	94,108	—	94,108
U.S. government bonds	—	43,927	—	43,927
Corporate bonds	—	88,461	—	88,461
Total assets measured at fair value	$99,195	$232,492	$—	$331,687
Liabilities:
Contingent milestone liabilities	—	—	3,817	3,817
Total liabilities measured at fair value	$—	$—	$3,817	$3,817

There were no transfers between Level 1, 2, or 3 during the three and nine months ended September 30, 2026 and during the year ended December 31, 2025.

The following table summarizes the Company’s marketable securities, that are classified as available-for-sale, as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Short-term investments:
U.S. treasury bills	$125,651	$—	$(105)	$125,546
U.S. government bonds	31,980	—	(51)	31,929
Corporate bonds	236,260	—	(859)	235,401
Long-term investments:
U.S. government agency bonds	9,925	—	(100)	9,825
Corporate bonds	110,776	—	(991)	109,785
Total investments	$514,592	$—	$(2,106)	$512,486

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Short-term investments:
U.S. treasury bills	$94,045	$63	$—	$94,108
U.S. government bonds	43,927	—	—	43,927
Corporate bonds	88,461	—	—	88,461
Total investments	$226,433	$63	$—	$226,496

The fair values of available-for-sale securities by contractual maturity were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Due in 1 year or less	$392,876	$226,496
Due in 1 to 2 years	119,610	—
Total	$512,486	$226,496

As of September 30, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For the three and nine months ended September 30, 2026 and 2025 the Company did not recognize any impairment losses on its investments.

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

The following table presents a summary of the changes in the fair value of the Series A Preferred Stock tranche obligations, asset/(liability) for the nine months ended September 30, 2025 (in thousands):

	Second Tranche	Third Tranche
Balance as of December 31, 2024	$(7,284)	$1,662
Change in fair value	1,100	—
Settlement of preferred stock tranche obligation	6,184	(1,662)
Balance as of September 30, 2025	$—	$—

During the nine months ended September 30, 2025, upon the closing of the Third Tranche, the related preferred stock tranche obligation was derecognized and the shares of preferred stock issued in connection with the settlement were recorded at the fair value as of settlement date. No change in fair value was recognized in the condensed consolidated statements of operations and comprehensive loss upon settlement of the Third Tranche obligation.

During the nine months ended September 30, 2025, the Company remeasured the Second Tranche obligation as of the settlement date, and the associated change in fair value of preferred stock tranche obligation of $1.1 million was recognized in the condensed consolidated statement of operations and comprehensive loss. Fair value of Series A Preferred Stock was $20.62 per share as of August 27, 2025, the settlement date.

Both the Second and Third Tranches of the Series A Preferred Stock were closed during the year ended December 31, 2025, and accordingly, no change in fair value was recorded for the nine months ended September 30, 2026.

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

The following table presents a summary of the changes in the fair value of the Prolaio contingent milestone liabilities (in thousands):

Amount
Balance as of December 31, 2024	$—
Initial recognition upon acquisition	4,585
Change in fair value	—
Balance as of September 30, 2025	$4,585

Amount
Balance as of December 31, 2025	$3,817
Change in fair value	21,740
Balance as of September 30, 2026	$25,557

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

The fair value of the Prolaio contingent milestone liabilities as of the respective dates was calculated using the following unobservable inputs:

	December 31, 2025		September 30, 2025
	Range	Weighted Average	Range	Weighted Average
Discount rates	14.99%	14.99%	9.90%-10.19%	10.14%
Probability of milestone achievement	0.3%-4.9%	1.98%	0.3%-4.9%	1.98%

	September 30, 2026	May 1, 2026
Expiration date	5/1/2032	5/1/2032
Starting stock price	$14.75	$21.37
Risk-free rate	4.99%	4.30%
Cost of debt rate	19.60%	14.40%
Volatility	95%	95%

The estimated fair value of contingent milestone liabilities may change significantly based on changes in the Company’s stock price, expected volatility, interest rates and the expected timing of achieving the specified valuation thresholds. In evaluating the fair value assumptions, judgment is required to interpret the market data used to develop the estimates. Accordingly, the use of different market assumptions, inputs and/or different valuation techniques could result in materially different fair value estimates.

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

The weighted-average unobservable inputs were calculated based on the relative value of the specified milestones. The estimated fair value of contingent consideration liabilities may change significantly as development progresses and additional data is obtained, impacting the assumptions regarding probabilities of successful achievement of the milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value assumptions, judgment is required to interpret the market data used to develop the estimates. Accordingly, the use of different market assumptions, inputs and/or different valuation techniques could result in materially different fair value estimates. Following the initial recognition at the acquisition date, the acquired contingency is not subsequently measured at fair value. Refer to Note 5, “Acquisitions and Licensing Agreements” for further details on the change in the carrying value of the PhysIQ contingent consideration.

4. Balance sheet components

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	6,803	$5,251
Computer equipment	946	798
Furniture and fixtures	670	507
Leasehold improvements	691	396
Office equipment	282	184
Construction in progress	396	370
Property and equipment, gross	$9,788	$7,506
Less: accumulated depreciation	(2,484)	(1,013)
Property and equipment, net	$7,304	$6,493

Depreciation expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.

Accrued expenses and other current liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued personnel and related expenses	$13,938	$9,128
Accrued clinical trial expenses	6,509	9,154
Accrued manufacturing expenses	1,123	2,355
Other	2,403	3,266
Total accrued expenses and other current liabilities	$23,973	$23,903

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

Acquisition related costs of approximately $0.8 million, consisting primarily of legal, accounting, and valuation fees, were expensed as incurred and recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

In connection with this acquisition, the Company recorded $13.8 million of net assets acquired, primarily consisting of developed technology with a fair value of $25.4 million, IPR&D with a fair value of $1.1 million, and $13.8 million in liabilities assumed, including $4.5 million of deferred income tax liability and $3.3 million of assumed contingent consideration liability. Because the fair value of net identifiable assets acquired exceeded the fair value of the consideration transferred, the Company recognized a gain on bargain purchase in the amount of $5.2 million in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025. The bargain purchase gain reflects the Company’s ability to acquire Prolaio at a purchase price below the fair value of the acquired net assets due to a combination of factors, including Prolaio’s limited operating scale, historical operating losses, liquidity constraints at the time of the transaction, and the structure of the consideration transferred. In particular, concurrent with the acquisition, the Company entered into integration bonus arrangements with the Company’s Chief Executive Officer and Chief Medical Officer (“Integration Bonus”), both of whom were co-founders and Prolaio shareholders. These arrangements were contingent upon post-combination services and successful integration and, accordingly were accounted for as compensation expense rather than consideration transferred.

Prolaio’s results of operations were included in the Company’s condensed consolidated statement of operations and comprehensive loss from the date of acquisition, February 24, 2025.

Pro forma financial information

The following pro forma combined financial information has been prepared to give effect to the Prolaio acquisition as if it had been consummated on January 1, 2024, and was prepared using the historical results of Kardigan and Prolaio for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Net loss	$(60,156)	$(133,760)

The pro forma amounts have been adjusted for:

•
transaction costs of $1.0 million, consisting of $0.8 million incurred by the Company and $0.2 million incurred by Prolaio, were excluded from the nine months ended September 30, 2025 pro forma results, as if these costs were incurred during the 2024 period;
•
gain on bargain purchase of $5.2 million was excluded from the nine months ended September 30, 2025 pro forma results, as if such gain was recognized during the 2024 period;
•
income tax benefit of $4.2 million was excluded from the nine months ended September 30, 2025 pro forma results, as if such benefit was recognized during the 2024 period;
•
incremental stock-based compensation expense related to the accelerated vesting of Prolaio options upon acquisition of $1.6 million was excluded from the nine months ended September 30, 2025 pro forma results, as if this expense was incurred during the 2024 period;
•
incremental intangible assets amortization expense resulting from the fair value adjustment recognized for developed technology in the amount of $0.6 million was included in nine months ended September 30, 2025 pro forma results;
•
incremental stock-based compensation expense related to the integration bonus of $14.4 million was excluded from the nine months ended September 30, 2025 pro forma results;
•
immaterial inter-company transactions between the Company and Prolaio during the nine months ended September 30, 2025 were eliminated.

The Company had no revenue for the three and nine months ended September 30, 2025.

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

On May 1, 2026, the Company entered into an amendment to the Agreement and Plan of Merger with the former stockholders of Prolaio in order to amend the milestone provisions applicable to such stockholders, including Mr. Gianakakos and Dr. Edelberg (“Prolaio amendment”). In particular, the milestones were revised to: (i) better align the incentives of the former stockholders of Prolaio, Inc., in their capacities as executive officers and employees of Kardigan, with the creation of stockholder value for the Company; and (ii) better reflect the Company’s current operations and strategic direction following the acquisition, including the Company’s focus on deploying the Prolaio platform in support of the Company's own clinical trials; and (iii) ensure that the milestones remained aligned with the Company’s business. Pursuant to the amendment and subject to the conditions therein, the former stockholders of Prolaio, Inc., including Mr. Gianakakos and Dr. Edelberg, are entitled to milestone payments based on certain Company valuations, as defined in the agreement, as follows: (i) up to $50 million upon the Company’s achievement of a valuation equal to or greater than $5.0 billion; (ii) up to $50 million upon the Company’s achievement of a valuation equal to or greater than $6.0 billion; and (iii) up to $100 million upon the Company’s achievement of a valuation equal to or greater than $12.0 billion; in each case to the extent such milestones are achieved on or before May 1, 2032. If such milestone payments become payable in full, Mr. Gianakakos is entitled to receive payments of up to $12.9 million, $31.3 million and $62.4 million, respectively, pursuant to each milestone, for a total of up to $106.6 million; and Dr. Edelberg is entitled to receive payments of up to $3.6 million, $9.8 million, and $19.5 million, respectively, pursuant to each milestone, for a total of up to $32.9 million.

None of the Prolaio milestones, original or amended, have been achieved and no milestone payments have been made.

The Prolaio contingent payments are classified as Level 3 within the fair value hierarchy, due to the use of significant unobservable inputs and remeasured at fair value at each reporting date. Prior to the Prolaio amendment, changes in the fair value of the contingent consideration were recognized in R&D expenses in the condensed consolidated statements of operations and comprehensive loss. Subsequent to the Prolaio amendment, changes in the fair value of the contingent milestone liabilities are recognized in change in fair value of contingent milestone liabilities, in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Prolaio Contingent Consideration was $3.8 million as of December 31, 2025. Upon the Prolaio amendment, on May 1, 2026, the Prolaio Contingent Consideration was settled and the new contingent milestone liabilities were recognized at an initial fair value of $13.7 million. The fair value of the contingent milestone liabilities was $25.6 million as of September 30, 2026. The Company recognized a $21.8 million decrease and a $21.7 million increase in the fair value of contingent milestone liabilities, which is presented within change in fair value of contingent milestone liabilities in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2026, respectively. No change in fair value was recorded for the three and nine months ended September 30, 2025.

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

The PhysIQ contingent consideration was $4.0 million and $3.9 million as of September 30, 2026 and December 31, 2025, respectively. The Company recorded related expense of zero and $0.1 million in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026.

As of December 31, 2025, the milestone with a value of $2.5 million was considered probable of achievement and was expected to be achieved within 12 months of the reporting date. Accordingly, it was classified within current liabilities on the condensed consolidated balance sheet as of December 31, 2025. As of September 30, 2026, this milestone was still considered probable of achievement but was expected to be achieved within more than 12 months of the reporting date, and, accordingly, was classified within non-current liabilities on the condensed consolidated balance sheet. As of September 30, 2026, no milestone payments have been made.

Prolaio bonus integration agreements

Concurrent with the acquisition of Prolaio, the Company entered into agreements (the “Bonus Agreements”) with the Company’s Chief Executive Officer and Chief Medical Officer, that provided a right to a bonus in the amount of $9.0 million and $2.0 million, respectively, of shares of common stock issued in the Company's initial public offering or convertible preferred stock, as applicable, as well as additional cash amounts intended to cover related federal, state, and local tax obligations. The Bonus Agreements also provided that, if the equity securities issued were not freely tradeable, the Company would loan each executive an amount sufficient to cover applicable tax obligations. The awards were contingent upon the closing and successful integration of Prolaio, as determined by the Company’s board of directors.

The Bonus Agreements became payable upon completion of the Series B Initial Closing (as defined below). On September 4, 2025, in connection with the Series B Initial Closing, the Company entered into bonus integration agreements (the “Bonus Integration Agreements”) with each executive. The Bonus Integration Agreements modified the Bonus Agreements such that (i) each recipient agreed to forfeit Series B Preferred Stock (as defined below) to satisfy the tax withholding obligations, (ii) certain payments required to be made under the Bonus Agreements would be remitted to federal and state tax authorities via payroll for certain tax liabilities required to be satisfied by the Company through payroll and (iii) no loan will be issued to the recipient. Pursuant to the Bonus Integration Agreements executed on September 4, 2025, and net of tax withholding obligations, the Company issued an aggregate of 374,360 shares of Series B Preferred Stock on October 21, 2025, with an estimated grant date fair value of approximately $8.0 million, and subsequently remitted approximately $6.4 million in cash to satisfy the related tax obligations.

As the integration bonus payment was contingent upon post-combination services, the arrangement was accounted for as compensation. The integration bonus was deemed probable as of June 30, 2025, and the Company recognized related compensation expense of zero and $2.6 million within research and development expenses and zero and $11.7 million within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. No related compensation expense was recognized in the three and nine months ended September 30, 2026.

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

The net assets acquired consisted primarily of the IPR&D asset, cash and cash equivalents in the amount of $0.2 million, and assumed accounts payable for an amount of $1.3 million. Accordingly, the consideration allocated to the IPR&D asset amounted to $15.9 million. The acquired licensed technology was determined to be an IPR&D asset that did not have alternative future use as of the acquisition date, and the full amount was recognized as R&D expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

The Company achieved the first development milestone associated with Ataciguat in September 2025. This milestone triggered a payment obligation of $3.0 million and related expense was recognized as R&D expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025. In September 2025, $1.5 million was settled in cash, and $1.5 million was accrued for in the Company’s condensed consolidated balance sheet as of December 31, 2025 within accrued expenses and other current liabilities. The remaining $1.5 million was settled in cash in September 2026.

None of the other RSF milestones have been achieved nor were deemed probable and estimable as of September 30, 2026, and no other milestone payments have been made.

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

As of September 30, 2026, none of the Sanofi milestones had been achieved nor were deemed probable and estimable, and no milestone payments have been made.

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

In August 2026, the Company paid $0.1 million to Mayo related to the first development milestone associated with Ataciguat. As of September 30, 2026, no other Mayo milestones had been achieved or were deemed probable and estimable, and no other milestone payments had been made.

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

As initial consideration for the Ionis License Agreement, the Company made an upfront payment of $20.0 million to Ionis. As additional consideration for the licenses and rights granted to the Company by Ionis, the Company is required to pay Ionis: (i) milestone payments in the event of successful achievement of specified development, regulatory and sales milestones of up to an aggregate of $375.0 million (up to $35.0 million in development and regulatory milestone payments and up to $340.0 million in sales milestone payments) (“Ionis milestones”); (ii) tiered royalties on net sales of Licensed Ionis Products by the Company, its affiliates and sublicensees with a rate based on net sales per calendar year, ranging from a subteen percentage to high teen percentage. The royalties are subject to potential reductions under certain scenarios. In the event that the Company undergoes a change of control prior to receiving regulatory approval from the FDA and is acquired by one of certain top biopharmaceutical or pharmaceutical companies, if the acquisition price exceeds a certain dollar value, the Company will be required to pay Ionis a one-time change of control payment based on the acquisition price, ranging in the low tens of millions of dollars. The payment will accrue interest at a subteen percentage rate per annum, compounded annually, from the date of the Ionis License Agreement through the date such payment is made.

The Company determined that the licenses represent an acquired IPR&D asset that did not have alternative future use as of the acquisition date, and, accordingly, the total amount of the upfront payment of $20.0 million was recognized as R&D expense in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. As of September 30, 2026, none of the Ionis milestones had been achieved nor were deemed probable and estimable, and no milestone payments have been made.

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

Under the Par4 Agreement, the Company received an exclusive, sublicensable (subject to certain conditions and restrictions), royalty-bearing license under certain BMS Co. patents and know-how to develop, manufacture, and commercialize KAR-141 and certain related compounds thereto (the “Par4 Lead Compounds”), certain back-up compounds and certain related compounds thereto (such compounds, collectively, with the Par4 Lead Compounds, the “Par4 Licensed Compounds”), pharmaceutical products containing the Par4 Lead Compounds (the “Par4 Lead Compound Licensed

Products”) and pharmaceutical products containing the Par4 Back-Up Compounds (such products, collectively with the Par4 Lead Compound Licensed Products, the “Par4 Licensed Products”) for all human uses worldwide.

As partial consideration for the rights granted under the Par4 Agreement, the Company issued 293,469 shares of Series A Preferred Stock. As additional consideration for the licenses granted under the Par4 Agreement, the Company is required to pay BMS Co.: (i) tiered royalties at a rate based on aggregate annual net sales by the Company, its affiliates and sublicensees of each Par4 Licensed Product containing the same Par4 Licensed Compound; (ii) a low double-digit percentage of any sublicensing revenue received by the Company, if the Company sublicenses rights under BMS Co. patents or know-how for the development, manufacture or commercialization of any Par4 Lead Compound or Par4 Lead Compound Licensed Product to a third-party within a certain number of months from the effective date, or November 2026; (iii) up to $10.0 million in the aggregate in development and regulatory milestone payments across all Par4 Licensed Products and (iv) up to $265.0 million in sales milestone payments for each of the first two Par4 Licensed Products to achieve the applicable sales milestones ((iii) and (iv), collectively, “Par4 milestones”). The Company’s tiered royalties range from a subteen to high teen percentage of annual net sales of the Par4 Licensed Products, subject to potential reductions following the expiration of valid patent claims, due to competition from generic products, for certain third-party license fees, and in the event of a limit on the maximum price as a result of the Inflation Reduction Act, subject to a customary reduction floor and potential carry-forward. Additionally, certain BMS Co. patents and know-how are sublicensed by BMS Co. pursuant to an upstream license agreement with a university and the Company is responsible for reimbursing BMS Co. for certain milestone payments and other amounts payable under such upstream agreement that arise from its development, manufacturing or commercialization activities under the Par4 Agreement. The milestone reimbursement obligations include up to (i) $12.5 million in the aggregate in development and regulatory milestone payments per certain Par4 Licensed Products and (ii) $13.625 million in the aggregate in development and regulatory milestone payments per certain other Par4 Licensed Products.

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

As of September 30, 2026, none of the Dani milestones or Par4 milestones had been achieved nor were deemed probable or estimable, and no milestone payments have been made.

As part of the Company's initial public offering, the shares of Series A Preferred Stock issued to MyoKardia and BMS Co. converted into an equivalent number of shares of common stock, after giving effect to the forward stock split.

6. Intangible assets

The following table summarizes the intangible assets, net (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	$30,807	$(6,038)	$24,769	$25,400	$(3,024)	$22,376
Other	2,544	(706)	1,838	1,165	(316)	849
Total finite-lived intangible assets	33,351	(6,744)	26,607	26,565	(3,340)	23,225
Total intangible assets	$33,351	$(6,744)	$26,607	$26,565	$(3,340)	$23,225

Developed technology primarily consists of the cardiovascular analytics data platform originally recognized upon acquisition of Prolaio, Inc. in February 2025. The developed technology, with a gross carrying amount of $25.4 million, was assigned an estimated useful life of seven years. The acquired IPR&D assets, also recognized upon the Prolaio acquisition, and presented within the other category, were initially classified as indefinite-lived intangible assets. By December 31, 2025, the Company determined that the underlying projects had reached technological feasibility and accordingly reclassified these assets as finite-lived intangible assets with an estimated useful life of three years.

Subsequent to the Prolaio acquisition, the Company’s engineering team continued to enhance the acquired technology and expand the platform capabilities through the addition of new features and functional improvements. The Company capitalizes certain qualifying costs related to the development of computer software for internal use. The Company capitalized internal-use software costs totaling $6.8 million for the nine months ended September 30, 2026.

Capitalized internal-use software costs related to the development of the Prolaio platform are included within the developed technology category and amounted to $5.4 million for the nine months ended September 30, 2026. Capitalized internal-use software costs related to other development projects are included within the other category, and amounted to $1.4 million for the nine months ended September 30, 2026.

The finite-lived intangible assets include $4.1 million and zero of software development costs related to projects not yet placed in service as of September 30, 2026, and December 31, 2025, respectively. No amortization expense was recorded in relation to these costs for the three and nine months ended September 30, 2026.

Amortization expense related to finite-lived intangible assets was $1.1 million and $3.4 million for the three and nine months ended September 30, 2026, and $1.0 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and was primarily included in R&D expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the estimated future amortization expense associated with the finite-lived intangible assets placed in service as of September 30, 2026 (in thousands):

Amount
2026 (three months remaining)	$1,118
2027	4,473
2028	4,157
2029	3,953
2030	3,953
Thereafter	4,834
Total estimated future amortization expense	$22,488

As of September 30, 2026 and December 31, 2025, there were no accumulated impairment losses related to intangible assets.

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

Under the terms of the Cove Lease, the landlord has made available a tenant improvement allowance of up to $0.7 million for qualifying permanent improvements to the leased premises. The allowance is structured as a landlord-funded improvement option that, if utilized, becomes subject to repayment by the Company as additional rent over the remaining lease term at a contractually specified interest rate. As of September 30, 2026, the Company has not elected to utilize any portion of the allowance, has not incurred any qualifying improvement expenditures, and has not received any landlord-initiated improvements requiring reimbursement. Accordingly, no related adjustments to ROU asset or lease liability have been recognized in the Company’s condensed consolidated financial statements.

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

Concurrent with the execution of the Princeton Lease, the Company executed a temporary swing-space lease that provided approximately 9,000 square feet of office space in its ‘as is’ condition to support business operations while the main premises underwent landlord-performed improvements. The swing-space lease commenced in February 2025 and ended in September 2025 when the Company took possession of the main Princeton Lease premises. The arrangement met the definition of a lease under ASC 842 and qualified as a separate lease, however it met the short-term lease exemption criteria. Accordingly, the Company recognized lease expense for the swing-space as incurred, with no recognition of a ROU asset or lease liability for this arrangement.

The Company maintains letters of credit related to the above leases totaling $0.5 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively. These lease-related letters of credit are reflected within restricted cash, non-current on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The lease expenses, which are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$800	$674	$2,500	$1,860
Variable lease expense	338	307	1,042	957
Short-term lease expense	50	38	70	101
Total lease expense	$1,188	$1,019	$3,612	$2,918

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$867	$306	$2,560	$345
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,907	560	4,185

As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term for operating leases was 4.4 years and 5.2 years, respectively, and the weighted-average discount rate was 10.04% and 10.02%, respectively.

The following table reconciles the undiscounted future minimum lease payments required for the operating leases as of September 30, 2026 (in thousands):

Amount
2026 (three months remaining)	$974
2027	3,816
2028	3,666
2029	3,644
2030	1,774
Thereafter	1,821
Total minimum lease payments	15,695
Less: imputed interest	(2,993)
Present value of operating lease liabilities	$12,702

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

Legal proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company accrues a liability for such matters when it is probable that the loss has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2026, and December 31, 2025, the Company was not a party to any material legal proceedings. Legal fees are expensed as incurred.

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

Future milestone and royalty payments

The Company is a party to certain acquisition and licensing agreements, as amended, that provide for potential future milestone payments, royalties and other contingent consideration. These payments are payable upon the achievement of specified development, regulatory and commercial milestones, or specified Company valuation thresholds. Refer to Note 5, “Acquisitions and Licensing Agreements”.

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

Preferred stock tranche obligations

Upon the initial closing of the Series A Preferred Stock, with respect to the Second Tranche, the Company recorded a preferred stock tranche obligation liability of $3.2 million, and, with respect to the Third Tranche, the Company recorded a preferred stock tranche obligation liability of $9.2 million. The fair value of the Series A Preferred Stock tranche obligations was allocated from the gross cash proceeds of the Series A Preferred Stock issuance, and the residual value was then allocated to the Series A Preferred Stock.

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

In August 2025, upon closing of the Second Tranche, the Company remeasured the related tranche liability as of the settlement date and recognized a gain of $5.0 million and $1.1 million within change in fair value of preferred stock tranche obligations in its condensed consolidated financial statements for the three and nine months ended September 30, 2025, respectively. Both the Second and Third Tranches of the Series A Preferred Stock were closed during the year ended December 31, 2025, and accordingly, no change in fair value was recorded for the three and nine months ended September 30, 2026.

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

Series B Preferred Stock and Series B-1 Preferred Stock

In September 2025, the Company entered into a Series B preferred stock purchase agreement (the “Series B SPA”) under which it issued and sold 4,082,529 shares of Series B Preferred Stock and 2,610,635 shares of Series B-1 Preferred Stock, at a price of $21.37 per share for each series, for gross cash proceeds of $143.0 million (the “Series B Initial Closing”). In addition, the Company issued warrants to purchase 1,752,080 shares of the Company’s common stock to certain investors. Refer to Note 10, “Stockholders' equity” for more details.

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

In March 2026, the Company amended its certificate of incorporation to authorize the issuance of additional shares of Series B Preferred Stock and sold 468,053 shares of Series B Preferred Stock at the original price of $21.37 per share, for gross cash proceeds of $10.0 million. At the closing date, the estimated fair value of the Series B Preferred Stock was $24.36 per share. As additional consideration, the investor agreed to provide the Company with access to certain intellectual property pursuant to a license that was subject to final documentation and expected to be executed within 90 days of the closing date. Based on the stage of negotiations and the Company’s existing relationship with the investor, management concluded that execution of the license was probable and that the Company had a present right to future economic benefits at issuance. Accordingly, the Company recorded the issuance of shares of the Series B Preferred Stock at fair value of $11.4 million. The excess of the fair value over the cash proceeds of $1.4 million was initially recorded as an other current asset within prepaid expenses and other current assets on its condensed consolidated balance sheet. The definitive license agreement was executed in June 2026. Upon execution, the Company reassessed the prepaid asset and concluded that the rights received relate to research and development activities; accordingly, the $1.4 million was expensed as research and development costs in June 2026.

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

10. Stockholders' equity

Common Stock

As of September 30, 2026, the Company’s certificate of incorporation, as amended and restated on June 22, 2026, authorized the Company to issue 700,000,000 shares of common stock, $0.00001 par value, with 500,000,000 of such shares designated as voting common stock and 200,000,000 of such shares designated as non-voting common stock. As of September 30, 2026, 93,552,471 shares of voting common stock and no shares of non-voting common stock were issued and outstanding. The voting, dividend and liquidation rights of the holders of the Company’s common stock may be subject to and qualified by the rights, powers and preferences of the holders of the Company’s preferred stock, if issued. Each share of voting common stock is entitled to one vote on all matters submitted to stockholders, except that, pursuant to the Company’s certificate of incorporation, holders of common stock are not entitled to vote on amendments to the certificate that relate solely to the terms of the outstanding preferred stock if the holders of such preferred stock are entitled to vote separately on those amendments. Each holder of non-voting common stock shall be treated equally to that of the voting common stock except that the holders thereof shall have no right to vote for the election of directors or on any other matters requiring stockholder action, except as required by law. Each holder of non-voting common stock shall also be entitled to convert such stock to voting common stock, at a 1-to-1 ratio, provided such holder's beneficial ownership, as defined under Section 13(d) of the Exchange Act, does not exceed 9.99% of the shares then outstanding.

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

The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of the preferred stock. As of September 30, 2026, and December 31, 2025 no dividends have been declared or paid.

Preferred Stock

As of September 30, 2026, the Company’s certificate of incorporation, as amended and restated on June 22, 2026, authorized the Company to issue 10,000,000 shares of undesignated preferred stock, $0.00001 par value. No shares of preferred stock have been issued and no shares were outstanding as of September 30, 2026.

Warrants

In connection with the issuance of Series B Preferred Stock, the Company issued warrants to purchase up to 1,752,080 shares of the Company’s common stock (the “Warrants”) with an exercise price of $13.41 per share, exercisable, in whole or in part, only upon the first date the Company achieves a valuation of $5.0 billion and until the tenth anniversary of the issuance date (September 4, 2035). The warrants, which were classified as equity, were initially recorded at fair value and do not require subsequent remeasurement.

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

As of September 30, 2026, no warrants were exercised and all remain outstanding.

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

As of September 30, 2026 and December 31, 2025, the Company had reserved 25,272,078 and 33,752,354 shares of common stock for issuance under the 2023 Plan, respectively. As of September 30, 2026 and December 31, 2025, the number of shares remaining for grant under the 2023 Plan was zero and 4,375,891 shares, respectively.

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

As of September 30, 2026, the Company had reserved 10,915,928 shares of common stock for issuance under the 2026 Plan. As of September 30, 2026, the number of shares remaining for grant under the 2026 Plan was 8,011,524 shares.

2026 employee stock purchase plan

On June 17, 2026, the Company adopted the 2026 Employee Stock Purchase Plan (the "ESPP"), which permits participants to contribute up to 15% of their eligible compensation during defined rolling six-month periods, within a 24-month offering period, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the lower of the fair market value of the Company’s common stock on the first day of trading of the offering period or on the applicable purchase date.

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

As of September 30, 2026, the first purchase period since the adoption of the ESPP had not yet completed and thus the

Company has not yet issued any shares under the ESPP.

Options activity

The following table summarizes stock options activity, inclusive of early exercises, for the nine months ended September 30, 2026 (in thousands, except share, per share data and years):

	Number of Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic value
Outstanding at December 31, 2025	13,025,261	$2.74	8.98	$39,810
Granted	14,683,439	9.19
Exercised	(623,475)	2.30
Forfeited	(1,031,577)	3.54
Expired	(8,602)	2.35
Outstanding at September 30, 2026	26,045,046	$6.36	8.90	$222,801
Exercisable as of September 30, 2026	10,059,763	$3.83	8.20	$100,395
Vested and expected to vest at September 30, 2026	26,045,046	$6.36	8.90	$222,801

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the closing price of the Company's common stock as of September 30, 2026 (and the estimated fair value as of December 31, 2025) for those stock options that had exercise prices lower than the Company’s common stock price.

Performance-based and market-based options

In June 2024, the Company’s Chief Executive Officer was granted an early-exercisable non-qualified option to purchase up to 4,277,389 shares of the Company’s common stock at a price per share of $1.35. The options vest contingent upon the satisfaction of the service, performance and market conditions. The service condition is satisfied if the optionee maintains continuous service as the Company’s Chief Executive Officer through June 6, 2027. The market condition is structured in five tranches, under which a certain percentage of the options vest upon the Company achieving market valuation thresholds at specified levels. The performance condition applies only to 932,676 shares and is satisfied upon the occurrence of specified acquisition by a predetermined date. This performance condition has been met upon the closing of the license agreement with BMS (refer to Note 5, “Acquisitions and Licensing Agreements”).

In October 2025, the Company’s Chief Executive Officer was granted an early-exercisable non-qualified option to purchase up to 1,400,974 shares of the Company’s common stock at the price per share of $5.80, with vesting tied to specific service and market conditions. The service condition is satisfied if the optionee maintains continuous service as the Company’s Chief Executive Officer through June 6, 2027. The market condition is structured in four tranches, under which a certain percentage of the options vest upon the Company achieving market valuation thresholds at specified levels.

In April 2026, the Company’s Chief Executive Officer was granted an early-exercisable non-qualified option to purchase up to 7,268,112 shares of the Company’s common stock at the price per share of $9.42, with vesting tied to specific service and market conditions. The service condition is satisfied if the optionee maintains a continuous service relationship with the Company. The market condition is structured in four tranches, under which a certain percentage of the options vest upon the Company achieving market valuation thresholds at specified levels.

The fair value of these awards was determined using a Monte Carlo simulation.

No options vested, and no options were exercised as of and for the nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026 and December 31, 2025, unvested shares issued under early exercise provisions and subject to repurchase by the Company totaled 833,931 and 1,173,066, respectively, with related liabilities of $1.2 million and $1.7 million, respectively, included in other non-current liabilities.

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

The following table summarizes restricted stock activity for the nine months ended September 30, 2026:

	Shares of Restricted Stock Awards	Weighted Average Grant date FV	Shares of Restricted Stock Units	Weighted Average Grant date FV
Unvested restricted stock as of December 31, 2025	995,506	$5.20	—	$—
Granted	—	—	2,205,481	15.77
Vested	(497,750)	5.20	(24,604)	9.42
Forfeited	—	—	(49,441)	16.00
Unvested restricted stock as of September 30, 2026	497,756	$5.20	2,131,436	$15.83

During the nine months ended September 30, 2026, the Company granted a total of 2,205,481 restricted stock units, including 78,748 restricted stock units subject to both service-based and performance-based vesting conditions (the performance condition was satisfied upon the Company's IPO in June 2026), and 2,126,733 restricted stock units granted to certain employees and directors that vest in full on the two-year anniversary of the grant date, subject in each case to the applicable continued service relationship through the vesting date.

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

Stock-based compensation expense

Stock-based compensation expense was included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,642	$1,883	$12,408	$7,724
General and administrative	10,336	2,082	21,623	17,830
Total stock-based compensation expense	$16,978	$3,965	$34,031	$25,554

As of September 30, 2026, unrecognized stock-based compensation expense related to unvested awards totaled $158.3 million, which is expected to be recognized over a weighted-average period of 2.46 years.

12. Income taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate, adjusted for discrete items occurring in the periods presented.

The Company recorded no income tax expense or benefit for the three months ended September 30, 2026 and 2025, representing effective tax rates of 0.0% for both periods. The Company recorded no income tax expense or benefit and an income tax benefit of $4.2 million for the nine months ended September 30, 2026 and 2025, representing effective tax rates of 0.0% and 3.0%, respectively.

There was no change in income tax expense or benefit for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the change from an income tax benefit to no income tax expense or benefit was primarily due to a discrete release of valuation allowance in the prior-year period attributable to deferred tax liabilities acquired in a business combination, which provided a source of future taxable income supporting realization of a portion of the Company's existing deferred tax assets.

For the three and nine months ended September 30, 2026, the effective tax rate differs from the U.S. federal statutory rate primarily because the Company maintains a full valuation allowance against its net deferred tax assets, as the Company has determined that realization of those assets is not more likely than not based on available evidence.

The Company had no material unrecognized tax benefits as of September 30, 2026.

13. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(58,568)	$(60,156)	$(230,875)	$(135,620)
Denominator:
Weighted-average number of shares of common stock outstanding	93,508,939	16,229,543	45,933,626	16,151,112
Less: Weighted-average number of shares of common stock subject to repurchase	(874,244)	(1,311,362)	(987,408)	(1,604,970)
Less: Weighted-average number of shares of unvested restricted common stock	(562,682)	(1,343,566)	(727,082)	(1,986,344)
Weighted-average common shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	92,072,013	13,574,615	44,219,136	12,559,797
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(4.43)	$(5.22)	$(10.80)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive effect due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2026	2025
Redeemable convertible preferred stock	—	38,147,020
Shares subject to outstanding stock options	26,045,046	10,974,643
Shares subject to outstanding common stock warrants	1,752,080	1,752,080
Unvested exercised options subject to repurchase	833,931	1,292,707
Unvested restricted stock awards	497,756	1,161,417
Unvested restricted stock units	2,131,436	—
Shares subject to employee stock purchase plan	757,916	—
Total	32,018,165	53,327,867

14. Segment reporting

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of novel therapeutic products to treat cardiovascular disease.

The CODM is responsible for making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. No revenue has been generated since inception, and all assets are held in the United States.

The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using condensed consolidated loss before income taxes as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are largely consistent with those found on the Company’s condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Program expenses:
Danicamtiv	$11,739	$7,532	$35,294	$8,416
Ataciguat	10,898	7,453	27,515	17,287
Tonlamarsen	4,407	8,912	12,277	17,320
Research and development - compensation and benefits *	23,816	13,293	56,109	35,743
Research and development - other	13,499	11,949	34,596	24,986
Total Research and development expense	64,359	49,139	165,791	103,752
General and administrative expense - compensation and benefits *	17,019	5,346	38,439	26,295
General and administrative expense - other	5,226	4,589	16,316	12,230
Total general and administrative expense	22,245	9,935	54,755	38,525
Change in fair value of contingent milestone liabilities	(21,789)	—	21,740	—
Total operating expense	64,815	59,074	242,286	142,277
Other income/expense **	(6,247)	1,082	(11,411)	(2,490)
Loss before income taxes	$58,568	$60,156	$230,875	$139,787

* Includes stock-based compensation expense

** Other income (expense) for the three and nine months ended September 30, 2026 primarily includes interest income. Other income (expense) for the three and nine months ended September 30, 2025 primarily includes bargain purchase gain, warrant issuance expense, change in fair value of Series A Preferred Stock tranche obligations and interest income.

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

For the period from January 1, 2025 through February 24, 2025 (the Prolaio acquisition date), the Company made a prepayment of $0.3 million, and recognized $0.3 million of expense related to services performed by Prolaio, Inc. The Company had a prepaid expense balance of $0.3 million as of the acquisition date. Subsequent balances and transactions between Prolaio, Inc. and the Company are eliminated in consolidation.

Common stock warrants

In September 2025, in connection with the Series B financing, the Company issued warrants to purchase a total of 1,752,080 shares of common stock, at an exercise price of $13.41 per share, to ARCH Venture Fund XIII, L.P. and HRTG PV, L.P. (876,040 shares each), both principal stockholders of the Company. The Company recognized $7.4 million of warrant issuance expense related to these warrants for the three and nine months ended September 30, 2025. The warrants remained outstanding as of September 30, 2026. Refer to Note 10, “Stockholders' Equity” for additional information.

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

In September 2026, we presented preclinical and exploratory clinical data from the Danicamtiv program at the European Society of Cardiology Congress ("ESC 2026") highlighting that Danicamtiv activated right-ventricular myofibrils and was associated with improvements in measures of right-ventricular performance in animal models and patients with genetic DCM.

At ESC 2026, we also presented extended week 28 follow-up data from the earlier Tonlamarsen KARDINAL clinical trial. The data demonstrated durable AGT suppression and sustained office systolic blood-pressure reductions, with exploratory home-BP analyses directionally suggesting improved longitudinal blood-pressure control with continued monthly dosing.

Additionally, in the third quarter of 2026 we completed enrollment in the Danicamtiv Phase 2b KINSHIP-DCM clinical trial within Cohort 2 (non-myosin heavy chain 7 ("MYH7"), and non-titin ("TTN"), patients or family history of DCM). Enrollment of the Phase 3 portion is now underway in both Cohort 1 (MYH7/TTN) and Cohort 2 (non-MYH7/TTN or family history of DCM).

In November 2026, we announced that enrollment has been completed in the Ataciguat Phase 2b KATALYST-AV trial, reported baseline characteristics from the trial, and hosted a webcast discussing those characteristics, the Phase 2b trial amendments, and new data on aortic stenosis disease progression. Based on this data, we amended the KATALYST-AV protocol to assess the primary endpoint of AVC at Week 48, allowing for normal and rapid progressors alike to accrue calcium at their own rates and capture the trajectory that real-world data link to valve replacement, hospitalization and heart failure. An internal interim analysis at Week 24 will allow us to review the directional data trends from the trial and will be used to inform future development.

We expect to report clinical data from our three late-stage programs in 2027: Danicamtiv Phase 2b topline data from the KINSHIP-DCM trial in the second quarter of 2027 and Ataciguat Phase 2b data from the KATALYST-AV trial and Tonlamarsen Phase 2 topline data in the KARDINAL-ASH trial, each in the second half of 2027.

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

We have incurred operating losses since our inception. Our net losses were $230.9 million and $135.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $512.0 million. Our operating results also reflect significant period-over-period and year-over-year increases in research and development and general and administrative expenses, driven by the progression of our therapeutic programs, increased headcount, integration of acquired assets, and expanded clinical and operational activities. We expect our expenses and operating losses will increase substantially as we advance our three late-stage candidates through clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

In addition, we have preclinical and clinical development, regulatory and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our nonclinical studies and our ongoing and planned clinical trials and our expenditures on other research and development activities. Furthermore, we expect to incur additional costs associated with operating as a public company.

On June 22, 2026, we completed our IPO and issued 28,750,000 shares of common stock, including 3,750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share. In connection with the IPO, we received net proceeds of $422.5 million, after deducting $32.2 million in underwriting discounts and commissions, and $5.3 million in other offering costs.

As of September 30, 2026, we had cash, cash equivalents and investments of $591.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. See the section titled “—Liquidity and Capital Resources.”

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of internal and external costs associated with our research and development activities, our discovery and research efforts and the preclinical and clinical development of our current and future product candidates. In particular, our research and development expenses include personnel-related costs, including stock-based compensation for employees engaged in research and development functions, manufacturing costs for our product candidates, including fees paid to contract manufacturing organizations (“CMOs”), expenses incurred under arrangements with third parties such as contract research organizations (“CROs”), costs associated with developing and validating our manufacturing process for use in our nonclinical studies and ongoing and future clinical trials, costs incurred to obtain licenses to intellectual property and any future payments related to development or regulatory milestones thereto, expenses related to compliance with regulatory requirements and the research and development of our Prolaio platform, internal research and development preclinical costs, and direct and allocated overhead costs for laboratory supplies, research materials, reagents, facility costs, depreciation and other expenses.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$64,359	$49,139	$15,220	31%
General and administrative	22,245	9,935	12,310	124%
Change in fair value of contingent milestone liabilities	(21,789)	—	(21,789)	—
Total operating expenses	64,815	59,074	5,741	10%
Loss from operations	(64,815)	(59,074)	(5,741)	10%
Other income (expense):
Interest income	6,236	1,471	4,765	324%
Change in fair value of preferred stock tranche obligations	—	5,012	(5,012)	(100%)
Warrant issuance expense	—	(7,358)	7,358	(100%)
Other income (expense), net	11	(207)	218	(105%)
Loss before income taxes	(58,568)	(60,156)	1,588	(3%)
Income tax benefit	—	—	—	—
Net loss	$(58,568)	$(60,156)	$1,588	(3%)

Research and development expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Program expenses:
Danicamtiv	$11,739	$7,532	$4,207	56%
Ataciguat	10,898	7,453	3,445	46%
Tonlamarsen	4,407	8,912	(4,505)	(51%)
Research and development - compensation and benefits	23,816	13,293	10,523	79%
Research and development - other	13,499	11,949	1,550	13%
Total Research and development expense	$64,359	$49,139	$15,220	31%

Research and development expenses were $64.4 million for the three months ended September 30, 2026, compared to $49.1 million for the three months ended September 30, 2025, representing an increase of $15.2 million period over period. Danicamtiv program expenses increased by $4.2 million, reflecting the initiation of the Phase 3 clinical trial in August 2026. Ataciguat program expenses increased by $3.4 million, reflecting the continued investment into the Phase 2b clinical trial. Tonlamarsen program spending decreased by $4.5 million, as an earlier clinical trial was completed, partially offset by costs of the ongoing Phase 2 trial.

In addition to program expenses, our compensation and benefits expenses for personnel engaged in research and development efforts increased by $10.5 million, largely attributable to the headcount growth supporting our expanding research and development operations.

General and administrative expenses

General and administrative expenses were $22.2 million for the three months ended September 30, 2026, compared to $9.9 million for the three months ended September 30, 2025, representing an increase of $12.3 million period over period. The increase was primarily driven by $11.7 million of higher personnel-related costs, including an $8.3 million increase in stock-based compensation expense, and $0.6 million of higher other expenses, including professional services, insurance, facilities-related costs and other corporate overhead.

Change in fair value of contingent milestone liabilities

Change in fair value of contingent milestone liabilities was a gain of $21.8 million for the three months ended September 30, 2026, primarily driven by the decrease in our market valuation in third quarter of 2026, which decreased the probability of achieving the market valuation thresholds underlying the amended milestones. No change in fair value of contingent milestone liabilities was recognized for the three months ended September 30, 2025.

Interest income

Interest income was $6.2 million for the three months ended September 30, 2026, compared to $1.5 million for the three months ended September 30, 2025. The increase of $4.8 million period over period was primarily attributable to higher average balances of cash, cash equivalents and investments following the proceeds from our initial public offering and from redeemable convertible preferred stock issuances.

Change in fair value of preferred stock tranche obligations

Change in fair value of Series A redeemable convertible preferred stock tranche obligations was a gain of $5.0 million for the three months ended September 30, 2025, related to the remeasurement of the Second Tranche obligation prior to its closing. The Second Tranche of the Series A Preferred Stock closed in August 2025, and accordingly, no change in fair value was recorded for the three months ended September 30, 2026.

Warrant issuance expense

Warrant issuance expense of $7.4 million for the three months ended September 30, 2025 represents the fair value of the warrants issued in connection with the Series B redeemable convertible preferred stock financing to a select group of investors that led the financing round as an economic incentive for their role.

Comparison of the nine months ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$165,791	$103,752	$62,039	60%
General and administrative	54,755	38,525	16,230	42%
Change in fair value of contingent milestone liabilities	21,740	—	21,740	—
Total operating expenses	242,286	142,277	100,009	70%
Loss from operations	(242,286)	(142,277)	(100,009)	70%
Other income (expense):
Interest income	11,794	3,371	8,423	250%
Change in fair value of preferred stock tranche obligations	—	1,100	(1,100)	(100%)
Bargain purchase gain	—	5,232	(5,232)	(100%)
Warrant issuance expense	—	(7,358)	7,358	(100%)
Other income (expense), net	(383)	145	(528)	(364%)
Loss before income taxes	(230,875)	(139,787)	(91,088)	65%
Income tax benefit	—	4,167	(4,167)	(100%)
Net loss	$(230,875)	$(135,620)	$(95,255)	70%

Research and development expenses

The following table summarizes our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Program expenses:
Danicamtiv	$35,294	$8,416	$26,878	319%
Ataciguat	27,515	17,287	10,228	59%
Tonlamarsen	12,277	17,320	(5,043)	(29%)
Research and development - compensation and benefits	56,109	35,743	20,366	57%
Research and development - other	34,596	24,986	9,610	38%
Total Research and development expense	$165,791	$103,752	$62,039	60%

Research and development expenses were $165.8 million for the nine months ended September 30, 2026, compared to $103.8 million for the nine months ended September 30, 2025, representing an increase of $62.0 million period over period. This increase was primarily driven by an increase in total program expenses, reflecting expanded clinical activity across our pipeline. Danicamtiv program expenses increased by $26.9 million, reflecting the initiation of the Phase 2b/3 clinical trial in October 2025 and the Phase 3 clinical trial in August 2026. Ataciguat program expenses increased by $10.2 million, primarily due to the initiation and ramp-up of the Phase 2b clinical trial commencing in June 2025. Tonlamarsen program spending decreased by $5.0 million, as an earlier clinical trial was completed, partially offset by costs of the ongoing Phase 2 trial.

In addition to program expenses, our compensation and benefits expenses for personnel engaged in research and development efforts increased by $20.4 million, largely attributable to the headcount growth supporting our expanding research and development operations. The remaining $9.6 million increase in other research and development expenses mainly consisted of $4.6 million of higher outside consulting costs, $1.7 million of higher facilities costs, $1.7 million of additional depreciation and amortization expenses, and $1.4 million of acquired IPR&D expense.

General and administrative expenses

General and administrative expenses were $54.8 million for the nine months ended September 30, 2026, compared to $38.5 million for the nine months ended September 30, 2025, representing an increase of $16.2 million period over period. The increase was primarily driven by $23.8 million of higher personnel-related costs, including a $15.5 million increase in stock-based compensation expense, and $4.1 million of higher other expenses, including professional services, insurance, facilities-related costs and other corporate overhead, partially offset by the one-time stock-based compensation expense related to the integration bonus of $11.7 million recognized in general and administrative expenses for the nine months ended September 30, 2025.

Change in fair value of contingent milestone liabilities

Change in fair value of contingent milestone liabilities was an expense of $21.7 million for the nine months ended September 30, 2026. The expense primarily reflects the amendment of the Prolaio milestones in May 2026 and the increase in our market valuation following our IPO in June 2026, which increased the probability of achieving the market valuation thresholds underlying the amended milestones. The expense was partially offset by the decline in our market valuation during the three months ended September 30, 2026. No change in fair value of contingent milestone liabilities was recognized for the nine months ended September 30, 2025.

Interest income

Interest income was $11.8 million for the nine months ended September 30, 2026, compared to $3.4 million for the nine months ended September 30, 2025. The increase of $8.4 million period over period was primarily attributable to higher average balances of cash, cash equivalents and investments following the proceeds from our initial public offering and redeemable convertible preferred stock issuances.

Change in fair value of preferred stock tranche obligations

Change in fair value of Series A redeemable convertible preferred stock tranche obligations was a gain of $1.1 million for the nine months ended September 30, 2025, related to the remeasurement of the Second Tranche obligation prior to its closing. The Second Tranche of the Series A Preferred Stock was closed in August 2025, and accordingly, no change in fair value was recorded for the nine months ended September 30, 2026.

Bargain purchase gain

The bargain purchase gain of $5.2 million for the nine months ended September 30, 2025 was related to the bargain purchase gain recognized upon the acquisition of Prolaio, Inc. in February 2025.

Warrant issuance expense

Warrant issuance expense of $7.4 million for the nine months ended September 30, 2025, represents the fair value of the warrants issued in connection with the Series B redeemable convertible preferred stock financing to a select group of investors that led the financing round as economic incentive for their role.

Income tax benefit

In the nine months ended September 30, 2025, we recorded an income tax benefit of $4.2 million due to deferred tax liabilities assumed in connection with our acquisition of Prolaio, Inc., which supported the realizability of our deferred tax assets and resulted in a partial release of our valuation allowance.

Liquidity and capital resources

Sources of liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our pipeline and develop our Prolaio platform. Since the completion of our IPO, we have incurred, and expect to incur, additional costs associated with operating as a public company. We have funded our operations to date principally through private placements of our redeemable convertible preferred stock and, most recently, through the net proceeds of our IPO. From our inception through September 30, 2026, we have received aggregate gross proceeds of $568.3 million from the sale of our redeemable convertible preferred stock in private placements. On June 22, 2026, we completed our IPO and issued 28,750,000 shares of common stock, including 3,750,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.00 per share. In connection with the IPO, we received net proceeds of $422.5 million, after deducting $32.2 million in underwriting discounts and commissions, and $5.3 million in other offering costs. We have not generated any revenue or received cost-sharing payments under collaboration or licensing agreements.

Future funding requirements

As of September 30, 2026, we had cash, cash equivalents and investments of $591.4 million. Based on our current operating plan, we believe that our existing resources will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially. Additionally, the process of conducting nonclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

Our future capital requirements will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of, discovery, nonclinical studies and clinical trials of our current and future product candidates;
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
•
the costs associated with hiring additional personnel and consultants as our nonclinical and clinical activities increase;
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

Cash flows

Comparison of the nine months ended September 30, 2026 and 2025

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(167,180)	$(99,347)
Net cash used in investing activities	(296,759)	(123,517)
Net cash provided by financing activities	433,840	343,094
Net increase (decrease) in cash, cash equivalents and restricted cash	$(30,099)	$120,230

Operating activities

For the nine months ended September 30, 2026, net cash used in operating activities was $167.2 million, compared to $99.3 million for the nine months ended September 30, 2025. The $67.8 million increase in operating cash usage primarily reflects our expanded operating scale, continued advancement of our development portfolio and organizational growth to support these initiatives.

Net cash used in operating activities for the nine months ended September 30, 2026 was $167.2 million, primarily driven by our net loss of $230.9 million partially offset by adjustments to the net loss totaling $57.6 million. The adjustments to the net loss included change in fair value of contingent milestone liabilities of $21.7 million, stock-based compensation expense of $34.0 million, depreciation and amortization expense of $4.9 million, acquired IPR&D expense of $1.4 million and amortization of right-of-use assets of $1.7 million, partially offset by amortization of premiums and accretion of discounts on investments by $3.5 million and other non-cash charges of $2.6 million. Operating cash flows were further impacted by $6.1 million of net cash inflows due to changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2025, was $99.3 million, primarily driven by our net loss of $135.6 million partially offset by adjustments to the net loss totaling $29.2 million. The adjustments to the net loss included non-cash charges of $14.4 million related to integration bonus expense, $11.2 million related to stock-based compensation expense, and $7.4 million related to warrant issuance expense, and non-cash gains, including bargain purchase gain of $5.2 million, deferred income tax benefit of $4.2 million and $1.1 million related to the change in fair value of preferred stock tranche obligations. Changes in operating assets and liabilities resulted in an additional $7.1 million in net cash inflows.

Investing activities

Net cash used in investing activities was $296.8 million for the nine months ended September 30, 2026, compared to $123.5 million net cash used in investing activities for the nine months ended September 30, 2025.

Cash used in investing activities for the nine months ended September 30, 2026 consisted primarily of $288.5 million of net purchases of investments, $4.1 million of capitalized software development costs, $2.6 million used to purchase property and equipment to support the expansion of our laboratory and corporate infrastructure and $1.6 million of milestone payments under our acquisition and license agreements.

For the nine months ended September 30, 2025, net cash used in investing activities was $123.5 million and consisted primarily of $114.1 million of net purchases of investments, the cash portion of the consideration paid for the acquisition of Prolaio, Inc. of $4.0 million and $3.9 million used to purchase property and equipment.

Financing activities

Net cash provided by financing activities was $433.8 million for the nine months ended September 30, 2026, compared to $343.1 million for the nine months ended September 30, 2025. Financing activities for the nine months ended September 30, 2026 consisted primarily of IPO proceeds of $427.8 million, net of underwriting discounts and commissions, and $10.0 million of proceeds from issuance of preferred stock, partially offset by $5.3 million of offering costs paid. For the nine months ended September 30, 2025, financing activities consisted primarily of $342.6 million from issuance of preferred stock, net of issuance costs.

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

Purchase and other obligations

We enter into contracts in the normal course of business with third-party CROs, CMOs and other third-party vendors for nonclinical studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation generally consist of payments for services provided or expenses incurred up to the date of cancellation, including non-cancelable obligations of our service providers and, in some cases, wind-down costs. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 8, “Commitments and Contingencies” in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We concluded that Prolaio, Inc. constitutes a business and the transaction was accounted for as a business combination. In connection with the acquisition, we recorded $13.8 million of net assets acquired, primarily consisting of developed technology with a fair value of $25.4 million, acquired IPR&D asset with a fair value of $1.1 million, and $13.8 million in liabilities assumed, including $4.5 million of deferred income tax liability and $3.3 million of assumed contingent consideration liability. Because the fair value of net identifiable assets acquired exceeded the fair value of the consideration transferred, we recognized a gain on bargain purchase in an amount of zero and $5.2 million, and $5.2 million in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 and for the year ended December 31, 2025. The bargain purchase gain reflects our ability to acquire Prolaio at a purchase price below the fair value of the acquired net assets due to a combination of factors, including Prolaio’s limited operating scale, historical operating losses, liquidity constraints at the time of the transaction, and the structure of the consideration transferred. In particular, concurrent with the acquisition, we entered into integration bonus arrangements with our Chief Executive Officer and Chief Medical Officer (“Integration Bonus”), both of whom were co-founders and Prolaio shareholders. These arrangements were contingent upon post-combination services and successful integration and, accordingly, were accounted for as compensation expense rather than consideration transferred.

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

Prior to the Prolaio amendment, changes in the fair value of the contingent consideration were recognized in R&D expenses in the condensed consolidated statements of operations and comprehensive loss. Subsequent to the Prolaio amendment, changes in the fair value of the contingent milestone liabilities are recognized in change in fair value of contingent milestone liabilities, in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Prolaio Contingent Consideration was $3.8 million as of December 31, 2025. Upon the Prolaio amendment, on May 1, 2026, the Prolaio Contingent Consideration was settled and the new contingent milestone liabilities were recognized at an initial fair value of $13.7 million. The fair value of the contingent milestone liabilities was $25.6 million as of September 30, 2026. We recognized a $21.8 million decrease and a $21.7 million increase in the fair value of contingent milestone liabilities, which is presented within change in fair value of contingent milestone liabilities in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2026, respectively. No change in fair value was recorded in the three and nine months ended September 30, 2025. None of the Prolaio milestones, original or amended, had been achieved by September 30, 2026, and no milestone payments have been made.

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

During the year ended December 31, 2025, we achieved the first development milestone associated with Ataciguat. This milestone triggered a payment obligation of $3.0 million. As a result, we recognized $3.0 million in research and development expenses for the year ended December 31, 2025 in our consolidated statement of operations and comprehensive loss. Of the total milestone amount, $1.5 million was settled in cash and the remaining $1.5 million was accrued for in our consolidated balance sheet as of December 31, 2025 within accrued expenses and other current liabilities. The $1.5 million was settled in cash in September 2026. None of the other RSF milestones had been achieved nor were deemed probable and estimable as of September 30, 2026, and no other milestone payments have been made.

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

Dani agreement

Under the Dani Agreement, we received an exclusive, sublicensable (subject to certain conditions and restrictions), royalty-bearing license under certain MyoKardia patents and know-how to develop, manufacture, and commercialize Danicamtiv (formerly known as MYK-491) and certain related compounds thereto (the “Dani Lead Compounds”), certain back-up compounds and certain related compounds thereto (such compounds, collectively with the Dani Lead Compounds, the “Dani Licensed Compounds”), and pharmaceutical products containing the Dani Lead Compounds (the “Dani Lead Compound Licensed Products”) and pharmaceutical products containing the Dani Back-Up Compounds (such products, collectively with the Dani Lead Compound Licensed Products, the “Dani Licensed Products”) for all human uses worldwide. As partial consideration for the rights granted to us under the Dani Agreement, we entered into a Subscription Agreement with MyoKardia pursuant to which we issued 1,251,107 shares of Series A redeemable convertible preferred stock to MyoKardia. As additional consideration for the licenses granted under the Dani Agreement, we are required to pay MyoKardia: (i) tiered royalties at a rate based on aggregate annual net sales by us, our affiliates and sublicensees of each Dani Licensed Product containing the same Dani Licensed Compound; (ii) a low double-digit percentage of any sublicensing revenue received by us, if we sublicense rights under MyoKardia patents or know-how for the development, manufacture or commercialization of any Dani Lead Compound or Dani Lead Compound Licensed Product to a third party within a certain number of months from the effective date, or November 2026; (iii) up to $42.5 million in the aggregate in development and regulatory milestone payments across all Dani Licensed Products and (iv) up to $265.0 million in sales milestone payments for each of the first two Dani Licensed Products to achieve the applicable sales milestones. Our tiered royalties range from a subteen to high teen percentage of annual net sales of the Dani Licensed Products, subject to potential reductions following the expiration of valid patent claims, due to competition from generic products, for certain third party license fees, and in the event of a limit on the maximum price as a result of the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), subject to a customary reduction floor and potential carry-forward.

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

In connection with the Dani and Par4 license agreements, we issued an aggregate of 1,544,576 shares of Series A redeemable convertible preferred stock to MyoKardia and BMS Co., including 1,251,107 shares of Series A redeemable convertible preferred stock under the Dani Agreement, and 293,469 shares of Series A redeemable convertible preferred stock under Par4 Agreement, at the estimated fair value of $19.10 per share as of issuance date, with a total estimated fair value of $29.5 million. We determined that the Dani and Par4 licenses represent acquired IPR&D assets that did not have alternative future use as of the acquisition date, and, accordingly, an amount of $29.5 million was recognized as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. As of September 30, 2026, none of the Dani milestones or Par4 milestones had been achieved nor were deemed probable or estimable, and no milestone payments have been made.

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

As additional consideration for the licenses and rights granted to us by Ionis, we are required to pay Ionis: (i) milestone payments in the event of successful achievement of specified development and sales milestones of up to an aggregate of $375.0 million (up to $35.0 million in development and regulatory milestone payments and up to $340.0 million in sales milestone payments); (ii) tiered royalties on net sales of Licensed Ionis Products by us, our affiliates and sublicensees with a rate based on net sales per calendar year, ranging from a subteen percentage to high teen percentage. The royalties are subject to potential reductions under certain scenarios. In the event that we undergo a change of control prior to receiving regulatory approval by the FDA and are acquired by one of certain top biopharmaceutical or pharmaceutical companies, if the acquisition price exceeds a certain dollar value, we will be required to pay Ionis a one-time change of control payment based on the acquisition price, ranging in the low tens of millions of dollars. The payment will accrue interest at a subteen percentage per annum, compounded annually, from the date of the Ionis License Agreement through the date such payment is made. As of September 30, 2026, none of the Ionis milestones had been achieved nor were deemed probable and estimable, and no milestone payments have been made.

License agreement with Sanofi

On June 2, 2021, RSF entered into a license agreement with Sanofi, as subsequently amended on March 18, 2022, January 9, 2023, and November 7, 2025 (collectively, the “Sanofi License”), under which RSF received a worldwide, exclusive, sublicensable (subject to certain conditions and restrictions), royalty-bearing license under certain Sanofi know-how to exploit Ataciguat (also known as HMR1766) and pharmaceutical products containing Ataciguat (“Ataciguat Products”) for all human and mammalian therapeutic, prophylactic and diagnostic uses (the “Sanofi License Field”). RSF became our wholly owned subsidiary in June 2024. If we succeed in developing and commercializing Ataciguat Products, we will be obligated to pay Sanofi up to an aggregate of $14.8 million in potential commercial milestone payments. As of September 30, 2026, none of the Sanofi milestones had been achieved nor were deemed probable and estimable, and no milestone payments have been made. We are also obligated to pay Sanofi tiered royalties ranging from low-single digit to mid-single digit percentages on worldwide annual net sales of Ataciguat Products by us or our affiliates and sublicensees.

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

In August 2026, we paid $0.1 million to Mayo related to the first development milestone associated with Ataciguat. As of September 30, 2026, no other Mayo milestones had been achieved nor were deemed probable and estimable, and no other milestone payments had been made.

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

See Note 2, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, for information about our significant accounting policies and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in the final prospectus dated June 17, 2026 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in August 2023 as EnCarda, Inc., and our operations to date have been limited to organizing and staffing our company, business planning, including our acquisitions, raising capital, identifying, licensing and developing potential product candidates, acquiring, deploying and developing our Prolaio platform and technology, securing intellectual property rights, and planning and undertaking nonclinical studies and clinical trials. Our lead product candidates include Danicamtiv for genetic dilated cardiomyopathy (“DCM”), Ataciguat for moderate calcific aortic valve stenosis (“CAVS”) and Tonlamarsen for post-hospitalization management of acute severe hypertension (“ASH”).

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize our product candidates, Danicamtiv, Ataciguat and Tonlamarsen and develop our Prolaio platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $230.9 million and $135.6 million for the nine months ended September 30, 2026 and 2025, respectively, and $191.9 million and $88.7 million for the years ended December 31, 2025 and 2024, respectively. As of September 30, 2026, we had not yet generated revenues and had an accumulated deficit of $512.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Developing biopharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations through private financings and our recent initial public offering. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the nonclinical and clinical development of our product candidates, continue to identify new product candidates, develop and deploy our Prolaio platform, commence additional nonclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of September 30, 2026, we had $591.4 million of cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Based on our current operating plan, we expect our current cash runway to support the continued advancement of Danicamtiv, Ataciguat and Tonlamarsen through clinical data readouts and the initiation of Phase 3 clinical trials across all three programs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

•
the scope, timing, progress, costs and results of discovery, nonclinical studies and clinical trials for our current or future product candidates;
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
•
insufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials;
•
negative or inconclusive results from our clinical trials, nonclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or nonclinical studies or abandon a program;
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

Successful development of pharmaceutical products involves a lengthy and expensive process, is highly uncertain, and is dependent on numerous factors, many of which are beyond our control. Failure can occur at any time during the nonclinical study or clinical trial process. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and the historical failure rate for product candidates in our industry is high. The results from nonclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•
clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s) or have an unacceptable safety or tolerability profile;
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or New Drug Application (“NDA”) or similar foreign application preparation, discussions with the FDA, EMA, or other comparable regulatory authority, an FDA, EMA, or other comparable regulatory request for additional nonclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
•
nonclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;

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

Some of these technologies are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our needs or those of our clients or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet our own requirements or those of current and prospective clients or achieve any degree of significant market acceptance. Regulations relating to the use of AI and the interpretation of those regulations by regulators, courts and others are in the early stages of development and evolving, which may make it difficult to identify adequate compliance requirements or suitable governance practices to meet those requirements. These types of failures could have a material adverse effect on our operating results, financial condition and reputation.

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

In the United States, numerous federal, state and local laws and regulations, including federal health information privacy laws, state information security and data breach notification laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) govern the processing of health-related and other personal data. At a federal level, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission of and breach reporting related to individually protected health information (“PHI”). We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose PHI maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. We currently use the Prolaio platform for our own clinical research purposes. To the extent we obtain PHI from covered entities under HIPAA, such as hospitals or clinical trial sites, for use with the Prolaio platform or otherwise, we may be required to enter into data use agreements or business associate agreements and comply with applicable contractual and regulatory requirements for the use and disclosure of such information, including requirements related to de-identification, limited data sets, appropriate administrative, physical and technical safeguards, and breach notification. If we were to expand Prolaio, Inc.’s operations to provide services to external healthcare providers or other covered entities, we could become subject to more extensive HIPAA business associate obligations, including direct enforcement by the U.S. Department of Health and Human Services Office for Civil Rights, which could impose civil monetary penalties as well as criminal penalties for violations of HIPAA.

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

At the state level, numerous U.S. states have enacted comprehensive privacy laws, such as the California Consumer Privacy Act (the “CCPA”) and several others that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. Similar laws have been enacted in numerous other states, and additional requirements apply at the federal and local levels, and we expect more states to pass similar laws in the future. While these comprehensive privacy laws that are in effect at the state level generally exempt certain data processed in the context of clinical trials, the continued development of new privacy laws at the state level may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Further proposed privacy legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of data and information that could be of potential use to the growth and development of our business and could result in increased compliance costs and/or the necessity of making changes in our business practices and policies. The continued further development of privacy laws in different states could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance that could adversely impact our financial condition. Additionally, we may be subject to laws governing the privacy of specific types of data, including, biometric information and, notably, consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. These various data privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. Such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by these U.S. state privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. However following the UK’s departure from the European Union (“Brexit”), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK Data (Use and Access) Act 2025 (the “UK Act”), now in force, further alters the similarities between the UK and EEA data protection regimes. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns for transfers of personal data from the EEA to the UK, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. This lack of clarity on future UK laws and regulations and their interaction with those of the EU could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and any resulting divergence in laws could increase our risk profile and may require us to implement different compliance measures for the UK and EEA. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States interpret GDPR obligations slightly differently from country to country (particularly in relation to the processing of health data) and therefore we do not expect to operate in a uniform legal landscape in the EEA. The European Commission has also proposed further reforms under a separate “Digital Omnibus” package relating to data protection and other digital laws (distinct from the Digital Omnibus on AI that has been adopted), which is intended to streamline and update aspects of the EU’s digital regulatory framework, including certain data protection obligations. While the scope and final form of these proposals remain subject to legislative negotiation, if adopted they may further modify or supplement existing GDPR-related requirements, including by further clarifying the scope of what constitutes “personal data” and the regulatory treatment of coded, key-coded or otherwise de-identified data. Any such changes could require us to reassess and adjust our European privacy compliance framework, resulting in additional legal, operational and compliance costs.

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

The use of certain AI/ML technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI/ML tools. For example, we may experience difficulties in enforcing the intellectual property rights in output generated by AI/ML technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI/ML technologies, and the United States Patent and Trademark Office has similarly stated that an AI/ML tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI/ML technologies. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI/ML systems cannot be named as an “inventor” for UK patent law purposes. Additionally, several jurisdictions around the globe, including in Europe and the U.S., have proposed, enacted, or are considering, laws governing the development and use of AI/ML, such as the EU’s AI Act. As amended by the Digital Omnibus on AI, which entered into force in July 2026, the obligations applicable to providers and deployers of high-risk AI systems under the EU AI Act have been deferred and are now scheduled to apply from December 2, 2027 for stand-alone high-risk AI systems and from August 2, 2028 for high-risk AI systems embedded in regulated products, such as medical devices. If we use AI/ML systems that are governed by the EU AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We expect other jurisdictions will adopt similar laws.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA and national competent authorities in EU Member States, impose similar requirements. The time required to obtain approval by the FDA, EMA, or other comparable regulatory authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, jurisdictions outside of the United States, such as the European Union or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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
•
the FDA, EMA, or other comparable regulatory authorities may disagree with our interpretation of data from clinical trials or nonclinical studies;
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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would substantially harm our business, financial condition, results of operations and prospects. The FDA, EMA, and other comparable regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA, or other comparable regulatory authorities. Furthermore, the U.S. Supreme Court’s June 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.

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
•
the FDA, EMA, or comparable regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

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

We are dependent on third parties having accurately generated, collected, interpreted and reported data from certain nonclinical studies and clinical trials that were previously conducted for our product candidates.

All of our lead product candidates were initially developed by third parties. For example, Danicamtiv was initially developed by MyoKardia and further developed by BMS Co., Ataciguat was initially developed by Sanofi and Mayo and Tonlamarsen was developed by Ionis. We in-licensed each of these product candidates pursuant to license agreements with BMS Co., Sanofi and Mayo, and Ionis, respectively. We entered into these licenses on the basis of our interpretation of the medical and scientific meaningfulness of each product candidate’s initial data. Therefore, we are dependent on third-parties such as MyoKardia, BMS Co., Sanofi, Mayo and Ionis having designed certain nonclinical studies and clinical trials and conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all nonclinical studies conducted with respect to such product candidates; and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected and the earlier-reported results may not support data that we generate in our own nonclinical or clinical work with those product candidates.

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

If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from nonclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such nonclinical studies or early-stage clinical trials may not be replicated in our subsequent nonclinical studies or clinical trials. For instance, results seen in our Phase 2 trial of Danicamtiv for DCM may not translate to similar results in our ongoing KINSHIP-DCM Phase 2b/3 clinical trial. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles.

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

There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in nonclinical studies and clinical trials, including previously unreported adverse effects or AEs.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval.

We intend to conduct certain clinical trials for our product candidates outside of the U.S. However, the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We may conduct certain clinical trials for our product candidates outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to certain conditions imposed by the FDA or may not be accepted at all. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with

GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of a marketing application which would adversely affect our development and approval plans. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We currently have clinical trial sites for Danicamtiv, Ataciguat, and Tonlamarsen outside the United States and may in the future conduct further clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. Recently, the FDA has signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar foreign authorization, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

Clinical trials must be conducted in accordance with the FDA, EMA, and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other comparable regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Negative or inconclusive results from our clinical trials or nonclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications.

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

Our product candidates have been associated with treatment-related serious adverse events in clinical trials, and such events may delay or prevent regulatory approval, cause us to modify, suspend or discontinue clinical trials, or otherwise harm our business.

We have not yet completed any pivotal clinical trials with our product candidates. While the data reported to date from the previously completed and ongoing clinical evaluation of our product candidates indicate that they have been generally well tolerated, there remains a risk of treatment-related serious adverse events (“TRSAEs”) for all of our product candidates. As of October 30, 2026, TRSAEs have been observed in clinical trials conducted with our product candidates, as described below. It is possible that additional or increased occurrences or severity of TRSAEs and serious adverse events will occur in human subjects during ongoing and planned clinical trials, and the severity and/or the rate of these events may not be acceptable in patients with cardiovascular diseases.

•
Danicamtiv. In clinical trials conducted with Danicamtiv, two participants had a total of three TRSAEs assessed as related by the investigator. One participant had complete atrioventricular (“AV”) block (mild, resolved) during sleep and one participant had two TRSAEs: liver injury (severe, resolved) and acute kidney injury (moderate, resolved). After a careful review of these three SAEs, including confounding factors, the sponsors at that time assessed these SAEs to be unrelated to Danicamtiv (MyoKardia and BMS Co., respectively). Confounding factors for AV block includes long time to onset after a single dose of Danicamtiv, lack of cardiac pharmacologic activity on serial echocardiography (24 hour period post-dose), pre-existing first-degree heart block and possible increased vagal tone during sleep. Confounding factors for liver and kidney injury in the other participant include drug allergy, nitrofurantoin use (it has been associated with liver injury), and hypotension in the clinical context of sepsis.
•
Ataciguat. In clinical trials conducted with Ataciguat, nine TRSAEs have been reported, each occurring in one participant except for two hepatic events occurring in two participants (increased hepatic enzymes, drug-induced liver injury). Eight TRSAEs were resolved and/or resolving at the time of the reports, with one TRSAE (hematuria) with outcome "unknown". Three TRSAEs were categorized as severe and included one report each of atrial fibrillation, increased serum creatine phosphokinase, and unspecified cerebrovascular disorder. Two TRSAEs were categorized as moderate in severity: one report each of drug-induced liver injury and hypersensitivity. A single TRSAE, chronic kidney disease, was categorized as mild. The severity assessment was not provided by the investigators for the three remaining TRSAEs (dizziness, hematuria, and increased hepatic enzymes).
•
Tonlamarsen. In clinical trials conducted with Tonlamarsen, three SAEs were reported as related to the study medication by the investigator, each occurring in one participant. The reported TRSAEs were fatal renal failure, increased blood glucose (severe, resolved), and loss of consciousness (moderate, resolved). After careful review the sponsor considered these SAEs to be unrelated to Tonlamarsen. For the SAE of fatal renal failure, confounding factors include long time to onset after the last dose and the clinical context of the event onset (sepsis with multi-organ failure). Confounding factors for the event of increased blood glucose include recent diagnosis with type 2 diabetes mellitus with poor glycemic control, obesity, hyperlipidemia, older age and African American race. Loss of consciousness occurred while the patient was on an airplane and was clinically consistent with vasovagal syncope. Environmental factors during air travel including reduced cabin pressure, mild hypoxia, and venous pooling during prolonged sitting can trigger cardiovascular responses leading to vasovagal hypotension and transient loss of consciousness.

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates.

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

Our team expects to rely on third-party CROs or regulatory consultants to assist us in submitting and supporting the applications necessary to gain marketing approvals. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, EMA, and other comparable regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

From time to time, we may publish interim, topline or preliminary data from our clinical trials and nonclinical studies. Such announcements or publications are typically based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

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

Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock. We intend to work closely with the FDA, EMA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation in an effort to obtain regulatory approval for our product candidates; however, the process of developing our product candidates may be more complex and time-consuming relative to other more well-known approaches to drug development. We cannot be certain that our approach will lead to the development of product candidates that effectively and safely address our target indications.

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

Even if our product candidate demonstrates clinical benefit as part of a combination regimen, payors may determine that the incremental value is insufficient to justify the overall cost and may refuse to reimburse at levels that are acceptable to us or that support commercial viability. In addition, we do not control the pricing, contracting strategy or reimbursement profile of any product for which we are developing our product candidates in combination, which may change over time and adversely impact the attractiveness or economics of the combination. If coverage for the companion therapy is reduced, withdrawn, or made more restrictive, the value proposition for our product candidate could be materially weakened.

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

Although the development and commercialization of our current product candidates are our initial focus, as part of our longer-term growth strategy, we plan to develop other product candidates. In addition to the product candidates in our clinical-stage pipeline, we have additional assets that are in earlier stages of development, such as KAR-141, which is licensed from BMS Co. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including nonclinical studies, clinical trials and approval by the FDA, EMA, or other comparable regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot be certain that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates are approved, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than our product candidates, which could render our product candidates obsolete and noncompetitive.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and nonclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

Some of our manufacturers are located outside of the United States, including in China. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs or the BIOSECURE Act, which was enacted in December 2025 and imposes federal contracting and funding limitations on parties that use the biotechnology equipment or services of designated biotechnology companies of concern, as described below, could potentially disrupt our existing supply chains and impose additional costs on our business. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, litigation of tariffs in U.S. federal courts, additional taxes, contracting matters, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

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

Furthermore, should we decide to use any APIs in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those APIs from those third parties. If we are unable to gain or continue to access rights to such APIs prior to conducting nonclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate APIs, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired APIs on commercially reasonable terms or develop suitable alternate APIs, we may not be able to commercialize product candidates from these programs.

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

Competing products may preclude us from entering into partnerships or collaborations with their competitors. Our partners or collaborators may fail to obtain timely regulatory approvals, prevent us from obtaining timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the partnership or collaboration efforts, including development, delivery, manufacturing and commercialization of products. Any of these developments could harm our company and product development efforts.

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

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval and similar foreign notifications and approvals. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Risks related to government regulation

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, the EMA or comparable foreign regulatory authorities must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional nonclinical studies or clinical trials which could be costly and time consuming. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

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

For example, we may seek a Fast Track Designation for future product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. Fast Track Designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Where appropriate, we may secure approval from the FDA, EMA or other comparable regulatory authorities through the use of expedited approval pathways, such as accelerated approval. If we are unable to obtain such approvals, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA, or other comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA, or such other regulatory authorities may seek to withdraw the accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our therapeutic candidates from the FDA, EMA, or other comparable regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act (the “FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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
•
laboratory, nonclinical and clinical testing, labeling, packaging, and storage;
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

Certain features of our Prolaio platform that are solely intended to transfer, store, convert formats, or display medical device data or results are listed with the FDA as a Class I, 510(k)-exempt, medical device data system. From time to time, the

FDA may disagree with the classification regulation under which a registrant lists their device. For example, the FDA may disagree with a registrant’s determination to classify their device as a Class I medical device. Instead, the FDA may determine the device to be a Class II or Class III device requiring the submission of a 510(k) or PMA application for premarket clearance or approval. In the event that the FDA determines that our devices, whether by functionality or marketing claims, exceed the limitations on 510(k)-exemption such that premarket clearance or approval is required (i.e., that our device is intended for a use different from the intended use of a legally marketed device in the generic type of device under the applicable classification regulation or that our modified device operates using a different fundamental scientific technology than such a legally marketed device), should be classified as Class II devices or Class III devices requiring premarket clearance or approval, or should the FDA decide to reclassify our device as a Class II or Class III device requiring premarket clearance or approval, we could be precluded from marketing our devices for clinical use within the United States for months or longer depending on the requirements of the classification. Obtaining premarket clearance or approval could significantly increase our regulatory costs, including expense associated with potentially required nonclinical studies and clinical trials, more extensive testing and other costs.

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

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, individual imprisonment, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs. Most recently, the current administration has pursued a multi-pronged most-favored-nation (“MFN”) drug pricing strategy that could materially affect our ability to generate revenue from our product candidates, if approved. This strategy includes the May 12, 2025 Executive Order directing HHS to communicate MFN price targets to manufacturers, resulting in voluntary MFN pricing agreements between the administration and over 20 major manufacturers (committing to Medicaid price parity, MFN pricing on new launches, and participation in TrumpRx.gov in exchange for tariff relief and regulatory benefits); CMS’s mandatory Global Benchmark for Efficient Drug Pricing (“GLOBE”) model for Medicare Part B, which CMS finalized in a rule published on October 2, 2026 and which is scheduled to take effect on November 30, 2026, with a January 1, 2027 start date and a performance period running from April 1, 2027 through March 31, 2032, and which requires manufacturers of certain single-source Part B drugs in specified drug classes furnished in randomly selected geographic areas to pay rebates calculated by reference to international benchmark prices; CMS’s proposed Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, which has not been finalized; and a voluntary Medicaid MFN model (“GENEROUS”), participation in which CMS has stated it intends to treat as grounds for waiving mandatory participation in GLOBE. Legislative proposals, including the “Most Favored Patient Act” introduced in March 2026, seek to codify these initiatives. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed suit in the U.S. District Court for the District of Columbia challenging GLOBE as unlawful, beyond CMS’s statutory authority and unconstitutional, and it is unclear whether GLOBE will take effect on its current timeline, whether GUARD will be finalized, or whether these initiatives will survive legal challenge. It is unclear whether these initiatives will survive legal challenge (a prior MFN model was halted by federal courts and rescinded); but, this movement represents an evolving area of uncertainty that could materially adversely affect our pricing strategy and revenue, if our product candidates are approved and achieve commercial scale.

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

These laws, and future state and federal healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product candidate for which we may obtain regulatory approval, and the frequency with which any such product candidate is prescribed or used. The implementation of cost containment measures, changes in healthcare spending and policy, or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved, and materially affect our business. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

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

Disruptions at the FDA or other comparable regulatory authorities or government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Currently, most federal agencies, including the FDA, are operating under a continuing resolution that funds the federal government through December 11, 2026. Without the appropriation of adequate funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

Our commercial success will heavily depend on the maintenance of our license agreements. We are a party to license agreements with Ionis, MyoKardia, BMS Co., Sanofi, and Mayo that are important to our business. If, for any reason, our license agreements are terminated or we otherwise lose some or all of the rights under such agreements, it would adversely affect our business. For example, pursuant to our license agreements with Mayo, MyoKardia, BMS Co. and Ionis, we have exclusive and worldwide rights to develop and commercialize our product candidates. These agreements impose, and future agreements may impose, various development, diligence, commercialization, milestone payment, royalty and other obligations on us and require us to meet development, regulatory or commercialization timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to satisfy any obligations under such license agreements, the applicable licensor may terminate our license, which could have a material adverse effect on us.

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

We may have conflicts with our future collaborators, such as conflicts concerning the interpretation of nonclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations, or the ownership of intellectual property developed during our collaboration. Moreover, a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products. If any conflicts arise with any of our future collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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

If any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. If a claim of infringement against us is successful, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

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

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•
the commencement, enrollment, completion or results of our current or future nonclinical studies and clinical trials for our product candidates;
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
•
adverse results or delays, suspensions or terminations in future nonclinical studies or clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates or the failure of a regulatory authority to accept data from nonclinical studies or clinical trials conducted in other countries;
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
•
the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. Similarly, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

As of September 30, 2026, we had 93,552,471 shares of common stock outstanding. Of these shares, the 28,750,000 shares sold in our IPO may be resold in the public market immediately. The resale of certain shares of our outstanding common stock is currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold after the expiration of the lock-up in December 2026 and termination of restrictions under securities laws. Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and lock-up agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

There are also current geopolitical tensions with China that may affect our operations. For example, the BIOSECURE Act, which was enacted in December 2025 as Section 851 of the National Defense Authorization Act for Fiscal Year 2026, prohibits federal agencies from procuring biotechnology equipment or services from “biotechnology companies of concern” (“BCCs”), and from entering into, extending or renewing contracts, grants or loans with entities that use such biotechnology equipment or services. BCCs include companies on the Department of Defense’s Section 1260H list of Chinese military companies that OMB determines are involved in biotechnology equipment or services, as well as other companies that OMB designates under criteria set forth in the Act, and OMB is required to publish its initial list of BCCs by December 18, 2026. On June 8, 2026, the Department of Defense added WuXi AppTec, among other biotechnology companies, to the 1260H list; WuXi AppTec challenged the designation, and on August 7, 2026, a federal court preliminarily enjoined the Department of Defense from giving effect to it. On November 9, 2026, the Department of Defense removed WuXi AppTec from the 1260H list in compliance with the injunction. However, OMB may designate WuXi AppTec under the Act’s separate OMB designation pathway. Any additional executive action, legislative action similar to the BIOSECURE Act or potential sanctions with China could materially impact manufacturing partners and our agreements with them. We continue to assess any legislation as it develops to determine the effect, if any, on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts, political unrest or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials.

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

Unregistered Sales of Securities

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

Grants and Exercises of Stock Options

From August 2023 through June 17, 2026, we granted to certain of our directors, employees and consultants options to purchase 29,525,329 shares of our common stock at exercise prices ranging from $1.35 to $9.42 per share under the 2023 Plan. As of September 30, 2026, 2,623,446 shares of common stock have been issued upon the exercise of stock options pursuant to the 2023 Plan.

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

Use of Initial Public Offering Proceeds

On June 17, 2026, our Registration Statement on Form S‑1, as amended (File No. 333‑296236), was declared effective by the Securities and Exchange Commission in connection with our initial public offering. Pursuant to the Registration Statement, we sold an aggregate of 28,750,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase 3,750,000 additional shares, at a public offering price of $16.00 per share. The offering closed on June 22, 2026. J.P. Morgan Securities LLC, Jefferies LLC, Leerink Partners LLC and TD Securities (USA) LLC acted as the underwriters for the offering. The approximate aggregate net proceeds from the initial public offering were $422.5 million, after deducting underwriting discounts and commissions and other offering expenses. The offering terminated upon the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our directors or executive officers or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 18, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

For the quarterly period covered by this report, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) has adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1+†

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

Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated as of September 4, 2025 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)

10.1#

2023 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)

10.2#

Kardigan, Inc. 2026 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1/A filed on June 11, 2026)

10.3#	Kardigan, Inc. 2026 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1/A filed on June 11, 2026)

10.4#

Form of Indemnification Agreement, by and between the Registrant and its directors and executive officers (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)
10.6#	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)
10.7#	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)
10.8#

Bonus Agreement, by and between the Registrant and Tassos Gianakakos dated as of February 24, 2025, as amended by the Bonus Integration Agreement, by and between the Registrant and Tassos Gianakakos, dated September 4, 2025 (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2026)

10.9#

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

Kardigan, Inc.

Date: November 12, 2026	By:	/s/ Tassos Gianakakos
Tassos Gianakakos
Chief Executive Officer, Director, and Chair
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Brianne Puglisi
Brianne Puglisi
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)